Form 10-Q
period 2003-06-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2003-08-14
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statement of Operations for the Quarter Ended
		June 30, 2003 (Unaudited)..................................3

		Statement of Operations for the Six Months Ended
		June 30, 2003 (Unaudited)..................................4

		Statement of Changes in Partners? Capital for the
		Six Months Ended June 30, 2003 (Unaudited).................5

		Statement of Cash Flows for the Six Months Ended
		June 30, 2003 (Unaudited)..................................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................19-31

Item 4.	Controls and Procedures.............................	31-32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................33

Item 2.	Changes in Securities and Use of Proceeds...........33-34

Item 5.	Other Information......................................34

Item 6.	Exhibits and Reports on Form 8-K....................34-36



        <table> PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	          2003         	         2002
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	55,392,984	15,406,094

	Net unrealized loss on open contracts (MSIL)	(34,297)	(3,518)
	Net unrealized gain (loss) on open contracts (MS&Co.)	    (266,911)	    500,205

	Total net unrealized gain (loss) on open contracts	     (301,208)	    496,687

	     Total Trading Equity	55,091,776	15,902,781

Subscriptions receivable	9,796,816	3,827,157
Interest receivable (Morgan Stanley DW)	       44,995	       13,716

	     Total Assets	  64,933,587	19,743,654

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	645,487	20,297
	Accrued brokerage fees (Morgan Stanley DW)	312,222	85,912
	Accrued management fees	       127,201	     35,002

	     Total Liabilities	    1,084,910	    141,211

Partners? Capital

	Limited Partners (5,852,898.645  and
	  2,023,938.819 Units, respectively)	63,148,276	19,384,720
	General Partner (64,916.711 and
	  22,732.308 Units, respectively)	      700,401	     217,723

	     Total Partners? Capital	   63,848,677	  19,602,443

	     Total Liabilities and Partners? Capital	  64,933,587	19,743,654


NET ASSET VALUE PER UNIT	           10.79	         9.58

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENT OF OPERATIONS
(Unaudited)





	For the Quarter
	Ended June 30, 2003
	$
REVENUES
	Trading profit (loss):
	Realized		2,750,486
	Net change in unrealized		   (113,356)

	Total Trading Results 		2,637,130

	Interest income (Morgan Stanley DW)		    123,066

	Total  		   2,760,196


EXPENSES

	Brokerage fees (Morgan Stanley DW)		827,149
	Management fees			      336,988

	Total 		   1,164,137


NET INCOME 		   1,596,059


NET INCOME ALLOCATION

	Limited Partners		1,578,265
	General Partner		17,794


NET INCOME PER UNIT

	Limited Partners	0.40
	General Partner	0.40



	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENT OF OPERATIONS
(Unaudited)





	For the Six Months
	Ended June 30, 2003
	$
REVENUES
	Trading profit (loss):
	Realized		5,913,951
	Net change in unrealized		    (797,895)

	Total Trading Results 		5,116,056

	Interest income (Morgan Stanley DW)		     189,995

	Total  		   5,306,051


EXPENSES

	Brokerage fees (Morgan Stanley DW)		1,291,193
	Incentive fees		623,449
	Management fees			      526,042

	Total 		   2,440,684


NET INCOME 		    2,865,367


NET INCOME ALLOCATION

	Limited Partners		2,832,689
	General Partner		32,678


NET INCOME PER UNIT

	Limited Partners	1.21
	General Partner	1.21





	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENT OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2002	2,046,671.127	19,384,720	217,723	19,602,443

Offering of Units	4,150,947.481	43,954,923	450,000	44,404,923

Net Income	 ?		 2,832,689	32,678	2,865,367

Redemptions	   (279,803.252)	   (3,024,056)	     ?    	  (3,024,056)

Partners? Capital,
June 30, 2003	 5,917,815.356	           63,148,276	           700,401        63,848,677






















The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENT OF CASH FLOWS
(Unaudited)





	For the Six Months
	Ended June 30, 2003
	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 		2,865,367
Noncash item included in net income:
		Net change in unrealized		797,895

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)		(31,279)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)		226,310
		Accrued management fees		       92,199

Net cash provided by operating activities		   3,950,492


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units		44,404,923
Increase in subscriptions receivable		(5,969,659)
Increase in redemptions payable		625,190
Redemptions of Units 		   (3,024,056)

Net cash provided by financing activities		   36,036,398

Net increase in cash		39,986,890

Balance at beginning of period		   15,406,094

Balance at end of period		   55,392,984






	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

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

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

Charter Campbell began trading on October 1, 2002.


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2003    (928,197)   626,989
(301,208)      Mar. 2004    Sep. 2003
Dec. 31, 2002  253,129	243,558	496,687      	 Sep. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $54,464,787 and $15,659,223 at June 30, 2003 and December 31,
2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods.  It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the
       Trading Advisor or will be profitable in the future.
Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $2,760,196 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.9% in the currency markets stemmed from long positions in the euro versus the U.S. dollar as concerns regarding the U.S. economic recovery resurfaced and resulted in the value of the dollar declining to an all time low versus the euro during April. Additional gains resulted from long positions in the Canadian dollar and the Australian dollar versus the U.S. dollar as the value of these currencies strengthened amid significant interest rate differentials between the respective countries and the U.S. Gains of approximately 2.0% were recorded primarily during May in the global interest rate markets from long positions in U.S. interest rate futures as prices trended higher during May amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.8% in the global stock index markets from short positions in European stock index futures as global equity prices rallied in response to positive earnings announcements and the conclusion of the war in Iraq. Losses of approximately 0.7% in the energy markets resulted from short futures positions in crude oil and its related products during May as prices moved higher amid supply concerns and renewed fears concerning security at Middle Eastern refining facilities.
       During June, losses were recorded from long positions in natural gas futures as prices reversed sharply lower following news of larger than expected U.S. reserves. Total expenses for the three months ended June 30, 2003 were $1,164,137, resulting in net income of $1,596,059. The net asset value of a Unit increased from $10.39 at March 31, 2003 to $10.79 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $5,306,051 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.1% were recorded in the currency markets from long positions in the euro as its value strengthened to an all time high versus the U.S. dollar during January amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains were provided by short positions in the British pound versus the U.S. dollar as the value of the pound decreased during February due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional gains during February and April were recorded from long positions in the Canadian and Australian dollar versus the U.S. dollar as the value of these currencies increased on the heels of higher commodity prices and significant interest rate differentials between the respective countries and the U.S. Additional gains of approximately 4.1% in the energy markets were provided by long positions in natural gas futures as prices rallied during January and February in response to prolonged frigid temperatures in the
       northeastern and midwestern United States.  Additional gains resulted from long positions in crude oil futures as prices trended higher amid the looming threat of military action against Iraq and an overall decline in inventories. In the global interest rate markets, gains of approximately 3.8% were generated from long positions in U.S. and European interest rate futures during January and February as prices moved higher amid investor demand for fixed income investments due to uncertainty in global equity markets. During June, long positions in U.S. and European interest rate futures experienced further gains as prices continued to trend higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership?s overall gains during the first half of the year was offset by losses of approximately 0.6% in the global stock index markets recorded from short positions in European stock index futures as global equity prices rallied during April in response to positive earnings announcements and the conclusion of the war in Iraq. Short positions in Asian stock index futures incurred losses during May as prices reversed higher amid heavy buying by Japanese pension funds and renewed hopes for a government stimulus package. Losses of approximately 0.6% were incurred by long positions in gold futures as prices declined in response to the rise of the U.S. dollar. Total expenses for the six months ended June 30, 2003 were $2,440,684, resulting in net income of $2,865,367. The net asset value of a Unit increased from $9.58 at December 31, 2002 to $10.79 at June 30, 2003.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership?s main business activities.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets
       by primary market risk category at June 30, 2003. At June
30, 2003, the Partnership?s total capitalization was approximately
$64 million.

     Primary Market	June 30, 2003
     Risk Category 	Value at Risk

     Interest Rate		(1.26)%
      Currency	(1.20)
      Equity	(0.78)
     Commodity	(0.21)
     Aggregate Value at Risk	 (1.90)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single
       trading day. Any changes in open positions could
positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the three quarterly reporting periods from October
1, 2002 through June 30, 2003.

Primary Market Risk Category	High	Low	Average
Interest Rate	(1.26)%	(0.32)%	(0.75)%
Currency	(1.33)	(0.66)	(1.06)
Equity	(0.78)	(0.22)	(0.41)
Commodity	(1.07)	(0.05)	(0.44)
Aggregate Value at Risk	(1.90)%	(0.75)%	(1.48)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership?s open positions thus creates a ?risk of ruin? not usually found in other
investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a
       short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and for the end of the three quarterly reporting periods from October 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial
       performance or its ability to manage or monitor risk.
There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 75% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are
       statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Interest Rate.  The primary market exposure of the
Partnership at June 30, 2003 was to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2003 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At June 30, 2003, the
       Partnership?s major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The Partnership?s primary equity exposure at June 30, 2003 was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the Nikkei (Japan), S&P 500 (U.S.) and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these
       markets result from political developments in the
Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership?s metals exposure at June 30, 2003 was to fluctuations in the price of precious metals, such as gold, and base metals, such as nickel, copper, aluminum and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in euros and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them
       back into U.S. dollars upon liquidation of their
respective positions.




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

Item 4.  CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls
       and procedures (as defined in Rules 13a-15(e)
and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.


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

After September 30, 2002, the initial closing, Units have been continuously offered at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The Partnership registered an additional 18,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on February 26, 2003 (SEC File Number 333-103171).

The managing underwriter for the Partnership is Morgan Stanley DW.

Through June 30, 2003, 6,134,820.541 Units were sold, leaving
14,865,179.459 Units unsold. The aggregate price of the Units sold through June 30, 2003 was $63,533,099.

       Since no expenses are chargeable against the proceeds, 100%
of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement, by and among Demeter Management Corporation
and the Limited Partners, dated March 26, 2002, is
incorporated by reference to Exhibit A of the
Partnership?s Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
3.02	Certificate of Limited Partnership of the Partnership is
incorporated by reference to Exhibit 3.02 of the Partnership?s Registration Statement on Form S-1 (File
No. 333-85078) filed with the Securities and Exchange
Commission on March 28, 2002.

10.01	Management Agreement, among the Partnership, Demeter
Management Corporation and Campbell & Company, Inc.,
dated September 30, 2002, is incorporated by reference to
Exhibit 10.01 of the Partnership Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.03	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated February
26, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on March 18, 2003.
10.04	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Charter Graham L.P., Morgan
Stanley Charter Millburn L.P., Morgan Stanley Charter
Welton L.P., Morgan Stanley Charter MSFCM L.P., Morgan
Stanley DW Inc., and JP Morgan Chase Bank, as escrow
agent, dated August 31, 2002, is incorporated by
reference to Exhibit 10.04 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-103171)
filed with the Securities and Exchange Commission on
February 13, 2003.
10.05	Customer Agreement between the Partnership and Morgan
Stanley DW Inc., dated September 30, 2002, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.
10.06	Customer Agreement, among the Partnership, Morgan Stanley
& Co. Incorporated, and Morgan Stanley DW Inc., dated
September 30, 2002, is incorporated by reference to
Exhibit 10.06 of the Partnership?s Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.07	Customer Agreement, between the Partnership and Morgan
Stanley & Co. International Limited, dated September 30,
2002, is incorporated by reference to Exhibit 10.07 of
the Partnership?s Registration Statement on Form S-1
       (File No. 333-103171) filed with the Securities
and Exchange Commission on February 13, 2003.
10.08	Foreign Exchange and Options Master Agreement, between
the Partnership and Morgan Stanley & Co. Incorporated,
dated August 31, 2002, is incorporated by reference to
Exhibit 10.08 of the Partnership?s Quarterly Report on
Form 10-Q (File No. 0-50064) filed with the Securities
and Exchange Commission on May 14, 2003.
10.09	Securities Account Control Agreement, among the
Partnership, Morgan Stanley & Co. Incorporated and Morgan
Stanley DW Inc., dated September 30, 2002, is
incorporated by reference to Exhibit 10.09 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K. ? None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By:  	Demeter Management Corporation
                           	(General Partner)

August 14, 2003      By:  /s/	Jeffrey D. Hahn
                           	Jeffrey D. Hahn
              Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)