Form 10-Q
period 2003-09-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2003-11-12
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statement of Operations for the Quarter Ended
		September 30, 2003 (Unaudited).............................3

		Statement of Operations for the Nine Months Ended
		September 30, 2003 (Unaudited).............................4

		Statement of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2003 (Unaudited)...........5

		Statement of Cash Flows for the Nine Months Ended
		September 30, 2003 (Unaudited).............................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-19

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................20-32

Item 4.	Controls and Procedures.............................32-33


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................34

Item 2.	Changes in Securities and Use of Proceeds...........34-35

Item 5.	Other Information......................................35

Item 6.	Exhibits and Reports on Form 8-K....................35-37



       <table> PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	      December 31,
	          2003         	                2002
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	72,987,618	15,406,094

	Net unrealized gain on open contracts (MS&Co.)	1,919,575	500,205
	Net unrealized gain (loss) on open contracts (MSIL)	        8,443	    (3,518)

	Total net unrealized gain on open contracts	  1,928,018	    496,687

	     Total Trading Equity	74,915,636	15,902,781

Subscriptions receivable	8,529,530	3,827,157
Interest receivable (Morgan Stanley DW)	     54,315	       13,716

	     Total Assets	 83,499,481	19,743,654

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued brokerage fees (Morgan Stanley DW)	392,706	85,912
	Redemptions payable	250,882	20,297
	Accrued management fees	    166,507	     35,002

	     Total Liabilities	     810,095	    141,211

Partners' Capital

	Limited Partners (7,929,937.531 and
	  2,023,938.819 Units, respectively)	81,780,079	19,384,720
	General Partner (88,172.387 and
	  22,732.308 Units, respectively)	     909,307	     217,723

	     Total Partners' Capital	82,689,386	  19,602,443

	     Total Liabilities and Partners' Capital	83,499,481	19,743,654


NET ASSET VALUE PER UNIT	          10.31	          9.58

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENT OF OPERATIONS
(Unaudited)




                                                                      For the Quarter
	     Ended September 30, 2003
	 $
REVENUES
	Trading profit (loss):
	Realized		(3,642,373)
	Net change in unrealized		  2,229,226

	Total Trading Results 		(1,413,147)

	Interest income (Morgan Stanley DW)		   146,111

	Total  		(1,267,036)


EXPENSES

	Brokerage fees (Morgan Stanley DW)		1,105,663
	Management fees 			   462,841

	Total 		1,568,504


NET LOSS		(2,835,540)


NET LOSS ALLOCATION

	Limited Partners		(2,804,446)
	General Partner		(31,094)


NET LOSS PER UNIT

	Limited Partners	(0.48)
	General Partner	(0.48)






	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENT OF OPERATIONS
(Unaudited)





                                                                               For the Nine Months
	Ended September 30, 2003
	$
REVENUES
	Trading profit:
	Realized		2,271,578
	Net change in unrealized		     1,431,331

	Total Trading Results 		3,702,909

	Interest income (Morgan Stanley DW)		        336,106

	Total  		     4,039,015


EXPENSES

	Brokerage fees (Morgan Stanley DW)		2,396,856
	Management fees 		988,883
	Incentive fees 			      623,449

	Total 		   4,009,188


NET INCOME 		       29,827


NET INCOME ALLOCATION

	Limited Partners		28,243
	General Partner		1,584


NET INCOME PER UNIT

	Limited Partners	0.73
	General Partner	0.73





	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENT OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners' Capital,
   December 31, 2002	2,046,671.127	19,384,720	217,723	19,602,443

Offering of Units	6,339,307.981	66,304,227	690,000	66,994,227

Net Income                                                               -                 	28,243	1,584	29,827

Redemptions	(367,869.190)	(3,937,111)	       -    	(3,937,111)

Partners' Capital,
September 30, 2003	8,018,109.918	81,780,079	909,307	82,689,386


























The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENT OF CASH FLOWS
(Unaudited)




                                                         	For the Nine Months
	Ended September 30, 2003
	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 		29,827
Noncash item included in net income:
		Net change in unrealized		(1,431,331)

Increase in operating assets:
		Interest receivable (Morgan Stanley DW)		(40,599)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)		306,794
		Accrued management fees		131,505

Net cash used for operating activities		(1,003,804)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units		66,994,227
Increase in subscriptions receivable		(4,702,373)
Increase in redemptions payable		230,585
Redemptions of Units 		(3,937,111)

Net cash provided by financing activities		58,585,328

Net increase in cash		57,581,524

Balance at beginning of period		15,406,094

Balance at end of period		72,987,618








	The accompanying notes are an integral part of these financial statements




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, and energy products. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

The Partnership began trading on October 1, 2002.


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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, and energy products. Futures and forwards represent contracts for delayed delivery of
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2003	(1,934,422)	3,862,440	1,928,018	Jun. 2004	Dec. 2003
Dec. 31, 2002	253,129	243,558	496,687      	 Sep. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $71,053,196 and $15,659,223 at September 30, 2003 and December
31, 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co.


This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent
       periods.  It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market
       does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $1,267,036 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.6% in the global interest rate markets stemmed from positions in European and U.S. interest rate futures as prices declined in July amid rising interest rates and then reversed higher during August amid renewed fears that a global economic recovery was unsustainable and amid investor demand for the security of fixed income investments. Additional losses of approximately 2.3% in the energy markets were recorded from futures positions in crude oil and its related products during September as prices trailed lower throughout a majority of the month and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 2.0% in the global stock index markets from long positions in Asian stock index futures during July and August as prices jumped higher in response to increased investor demand triggered by record low Japanese government bond yields, robust Japanese economic data and strength in U.S. equity markets. In the currency markets, gains of approximately 1.3% were provided during September by long positions in the Japanese yen versus the U.S. dollar as the yen's value was buoyed by Bank of Japan comments regarding its passive currency intervention policy and
       perceptions that the Japanese economic crisis was finally at a turning point. Long positions in the British pound and Australian dollar versus the U.S. dollar provided additional gains also during September as the value of the U.S. dollar declined in
the wake of lower U.S. and European equity prices.   Total
expenses for the three months ended September 30, 2003 were $1,568,504, resulting in a net loss of $2,835,540. The net asset value of a Unit decreased from $10.79 at June 30, 2003 to $10.31 at September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $4,039,015 and posted an increase in net asset value per Unit.
The most significant gains of approximately 14.6% were recorded in the currency markets from long positions in the euro as its value strengthened versus the U.S. dollar during January amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains were provided by short positions in the British pound versus the U.S. dollar as the value of the pound decreased during February due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional gains during February and April were recorded from long positions in the Canadian and Australian dollar versus the U.S. dollar as the value of these currencies increased on the heels of higher commodity prices and significant interest rate differentials between the respective countries and the U.S. During September, profits were recorded from long positions in the
       Japanese yen versus the U.S. dollar as the yen's value was buoyed by the Bank of Japan's comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Long positions in the British pound, Australian dollar, and euro versus the U.S. dollar provided additional gains during September as the value of the U.S. dollar declined in the wake of lower U.S. and European equity prices. Additional gains of approximately 1.7% in the energy markets were provided by long positions in natural gas futures as prices rallied during January and February due to prolonged frigid temperatures in the northeastern and midwestern United States. In the global stock index markets, long positions in Asian stock index futures recorded gains of approximately 1.4% during July and August as prices jumped higher in response to increased investor demand triggered by record low Japanese government bond yields, robust Japanese economic data and gains in U.S. equity markets. Long positions in U.S. stock index futures also experienced gains during July as prices were buoyed by a rise in investor sentiment. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 0.6% incurred by long gold futures positions during February, March and June as prices declined in response to the rise of the U.S. dollar. Total expenses for the nine months ended September 30, 2003 were $4,009,188, resulting in net income of $29,827. The net asset value of a Unit increased from $9.58 at December 31, 2002 to $10.31 at September 30, 2003.

      Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.
       VaR is calculated using historical simulation.  Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.



       The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003. At
September 30, 2003, the Partnership's total capitalization was approximately $83 million.

Primary Market	September 30, 2003
Risk Category 	Value at Risk

Currency		(1.61)%
Equity	(1.12)
Interest Rate	(0.22)
Commodity	(0.73)
Aggregate Value at Risk	 (2.10)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at September 30, 2003 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change
       significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category	High	Low	Average
Currency	(1.61)%	(0.66)%	(1.20)%
Equity	(1.12)	(0.22)	(0.59)
Interest Rate	(1.26)	(0.22)	(0.62)
Commodity	(1.07)	(0.05)	(0.52)
Aggregate Value at Risk	(2.10)%	(0.75)%	(1.64)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause
       the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and for the end of the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR
       should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 79% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
       The following qualitative disclosures regarding the
Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Currency.  The primary market exposure of the Partnership at September 30, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At September 30, 2003, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The second largest market exposure of the Partnership at September 30, 2003 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's major exposures were to the S&P 500 (U.S.), DAX (Germany) and NASDAQ (U.S.) stock indices. The Partnership is exposed to the risk of
       adverse price trends or static markets in the U.S.,
European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2003 was to the global interest rate market. Exposure was primarily spread across the U.S. and European sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and
       its related products, and natural gas. Price
movements in these markets result from geopolitical developments, particularly in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and will likely continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2003 was to fluctuations in the price of base metals, such as nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in euros, British pounds, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances
       by regularly converting them back into U.S. dollars
upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.  CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


<page >PART II.  OTHER INFORMATION

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

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

Through September 30, 2003, 8,299,925.365 Units were sold, leaving 12,700,074.635 Units unsold. The aggregate price of the Units sold through September 30, 2003 was $85,882,403.

       Since no expenses are chargeable against the proceeds, 100%
of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership Agreement,
by and among Demeter Management Corporation and the Limited
Partners, dated March 26, 2002, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated February
26, 2003, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 18, 2003.

3.02	Certificate of Limited Partnership of the Partnership,
dated as of March 26, 2002, is incorporated by reference
to Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1 (File No. 333-85078) filed with
the Securities and Exchange Commission on March 28,
2002.
10.01	Management Agreement, among the Partnership, Demeter
Management Corporation and Campbell & Company, Inc.,
dated September 30, 2002, is incorporated by reference to
Exhibit 10.01 of the Partnership Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.03	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated February
26, 2003, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on March 18, 2003.
10.04	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Charter Graham L.P., Morgan
Stanley Charter Millburn L.P., Morgan Stanley Charter
Welton L.P., Morgan Stanley Charter MSFCM L.P., Morgan
Stanley DW Inc., and JP Morgan Chase Bank, as escrow
agent, dated August 31, 2002, is incorporated by
reference to Exhibit 10.04 of the Partnership's
Registration Statement on Form S-1 (File No. 333-103171)
filed with the Securities and Exchange Commission on
February 13, 2003.
10.05	Customer Agreement between the Partnership and Morgan
Stanley DW Inc., dated September 30, 2002, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.
10.06	Customer Agreement, among the Partnership, Morgan Stanley
& Co. Incorporated, and Morgan Stanley DW Inc., dated
September 30, 2002, is incorporated by reference to
Exhibit 10.06 of the Partnership's Registration Statement
       on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.07	Customer Agreement, between the Partnership and Morgan
Stanley & Co. International Limited, dated September 30,
2002, is incorporated by reference to Exhibit 10.07 of
the Partnership's Registration Statement on Form S-1
(File No. 333-103171) filed with the Securities and
Exchange Commission on February 13, 2003.
10.08	Foreign Exchange and Options Master Agreement, between
the Partnership and Morgan Stanley & Co. Incorporated,
dated August 31, 2002, is incorporated by reference to
Exhibit 10.08 of the Partnership's Quarterly Report on
Form 10-Q (File No. 0-50064) filed with the Securities
and Exchange Commission on May 14, 2003.
10.09	Securities Account Control Agreement, among the
Partnership, Morgan Stanley & Co. Incorporated and Morgan
Stanley DW Inc., dated September 30, 2002, is
incorporated by reference to Exhibit 10.09 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K. - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By:     Demeter Management Corporation
                             (General Partner)

November 14, 2003    By:/s/	Jeffrey D. Hahn
                           	Jeffrey D. Hahn
		  			    Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



      					  EXHIBIT 31.01

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management Corporation ("Demeter"), the general partner of the registrant, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.		Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.		The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)		Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.





Date:  November 14, 2003    /s/Jeffrey A. Rothman
                               Jeffrey A. Rothman
                               President,
                               Demeter Management Corporation,
                               general partner of the registrant
                                                  EXHIBIT 31.02
CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation ("Demeter"), the general partner of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
and

c)	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  November 14, 2003      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the registrant

EXHIBIT 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Campbell L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2003
       EXHIBIT 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Campbell L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2003









MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)





MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)