Form 10-Q
period 2004-03-31
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2004-05-13
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2004
 		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003(Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-19

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................20-32

Item 4.	Controls and Procedures................................32


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................33

Item 2.	Changes in Securities and Use of Proceeds...........33-34

Item 6.	Exhibits and Reports on Form 8-K....................34-36



       <table> PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	      December 31,
	          2004         	                2003
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	152,240,115	97,828,371

	Net unrealized gain on open contracts (MS&Co.)	3,212,423	5,068,363
	Net unrealized gain (loss) on open contracts (MSIL)	         (1,380)	      144,170

	     Total net unrealized gain on open contracts	    3,211,043	   5,212,533

	     Total Trading Equity	155,451,158	103,040,904

Subscriptions receivable	21,597,604	9,775,917
Interest receivable (Morgan Stanley DW)	         117,996	        70,846

	     Total Assets	   177,166,758	  112,887,667

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accrued brokerage fees (Morgan Stanley DW)	798,430	508,438
Redemptions payable	381,776	825,951
Accrued management fees	338,534	215,577
Accrued incentive fees	    203,132	        9,503

	     Total Liabilities	   1,721,872	  1,559,469

Partners' Capital

Limited Partners (13,632,222.584 and
	  9,879,493.243 Units, respectively)	173,503,521	110,098,161
General Partner (152,533.609 and
	  110,375.550 Units, respectively)	       1,941,365	    1,230,037

	     Total Partners' Capital	     175,444,886	 111,328,198

	     Total Liabilities and Partners' Capital	    177,166,758	  112,887,667

NET ASSET VALUE PER UNIT	                12.73	             11.14

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended March 31,

                                       2004                       2003
                                         $                              $
REVENUES
	Trading profit (loss):
		Realized	26,235,475	3,163,465
		Net change in unrealized	   (2,001,490)	  (684,539)

			Total Trading Results 	24,233,985	2,478,926

	Interest income (Morgan Stanley DW)	        280,643	        66,929

			Total  	    24,514,628	    2,545,855


EXPENSES

	Incentive fees	4,265,659	623,449
	Brokerage fees (Morgan Stanley DW)	2,040,514       	464,044
	Management fees	      865,177	      189,054

			Total	   7,171,350	     1,276,547

NET INCOME 	       17,343,278	       1,269,308


NET INCOME ALLOCATION

	Limited Partners	    17,151,950	1,254,424
	General Partner	         191,328	14,884


NET INCOME PER UNIT

	Limited Partners	1.59	0.81
	General Partner	1.59	0.81





	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners' Capital,
   December 31, 2002	2,046,671.127	19,384,720	217,723	19,602,443

Offering of Units	2,145,337.442	22,445,084	250,000	22,695,084

Net Income                                                               -                 	1,254,424	14,884	1,269,308

Redemptions	    (65,305.449)	    (686,199)	       -    	    (686,199)

Partners' Capital,
March 31, 2003	   4,126,703.120	  42,398,029	   482,607	  42,880,636



Partners' Capital,
   December 31, 2003	9,989,868.793	110,098,161	1,230,037	111,328,198

Offering of Units	3,917,097.622	47,744,456	520,000	48,264,456

Net Income                                                               -                 	17,151,950	191,328	17,343,278

Redemptions	    (122,210.222)	    (1,491,046)	       -    	    (1,491,046)

Partners' Capital,
March 31, 2004	  13,784,756.193	  173,503,521	  1,941,365	  175,444,886










The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	          For the Quarters Ended March 31,

            2004                         2003
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	17,343,278	1,269,308
Noncash item included in net income:
     Net change in unrealized	2,001,490	684,539

Increase in operating assets:
     Interest receivable (Morgan Stanley DW)	(47,150)	(16,440)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	289,992	117,299
     	Accrued management fees	122,957	      47,789
    	Accrued incentive fee	     193,629	                  -

Net cash provided by operating activities	 19,904,196	  2,102,495


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	  48,264,456	22,695,084
Increase in subscriptions receivable	(11,821,687)	(5,218,202)
Increase (decrease) in redemptions payable	 (444,175)	84,180
Redemptions of Units	    (1,491,046)	    (686,199)

Net cash provided by financing activities	    34,507,548	  16,874,863

Net increase in cash	54,411,744    	18,977,358

Balance at beginning of period	     97,828,371	 15,406,094

Balance at end of period	  152,240,115	 34,383,452





	The accompanying notes are an integral part of these financial statements.





       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

The Partnership's general partner is Demeter Management
Corporation ("Demeter").  The non-clearing commodity broker is
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2004     3,825,389		(614,346)	3,211,043	Dec. 2004	Jun. 2004
Dec. 31, 2003	     1,903,386	3,309,147	5,212,533      	 Sep. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $156,065,504 and $99,731,757 at March 31, 2004 and December 31,
2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co.



       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading.  These market conditions could prevent the
Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

There are no known material trends, demands, commitments, events or uncertainties at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $24,514,628 and expenses totaling $7,171,350, resulting in net income of $17,343,278 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit increased from $11.14 at December 31, 2003 to $12.73 at March 31, 2004.

The most significant trading gains of approximately 12.1% were generated in the global interest rate markets from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. In the currency sector, gains of approximately 6.5% were recorded from long positions in the British pound versus the U.S. dollar, primarily during January and February, as the pound increased sharply versus the dollar due to U.S. current account deficits, concerns for potential terrorist attacks and looming expectations for a further increase of U.K. interest rates by the Bank of England. Additional gains were recorded during January and February from short positions in the Swiss franc relative to the U.S. dollar as the value of the franc moved lower due to conflicting economic data out of Switzerland.
       Elsewhere in the currency markets, gains were experienced, primarily during March, from long Japanese yen positions against the U.S. dollar as the yen moved higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Smaller currency gains were recorded from long positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar strengthened on the heels of higher commodity prices. Additional gains of approximately 1.5% were experienced in the energy markets, primarily during February, from long futures positions in crude oil as low market supply, falling inventory levels and production cut announcements from OPEC caused prices to increase. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.3% in the global stock index markets, primarily during March, from long European stock index futures positions as equity prices dropped during the month. Terror attacks in Madrid, worse than expected German industrial production and weak business confidence data helped push European equities lower towards the beginning of the month.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $2,545,855 and expenses totaling $1,276,547, resulting in net income of $1,269,308 for the quarter ended March 31, 2003.
The Partnership's net asset value per Unit increased from $9.58 at December 31, 2002 to $10.39 at March 31, 2003.

       The most significant trading gains of approximately 6.8%
stemmed from the currency markets, primarily during January and February, from short positions in the British pound versus the U.S. dollar as the value of the pound decreased amid the release of weak economic data and an interest rate cut by the Bank of England. Further gains resulted from long positions in the euro as its value strengthened to a three-year high versus the U.S. dollar amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data.
 Additional gains were recorded from long positions in the Canadian dollar and South African rand versus the U.S. dollar as the value of these currencies increased on the heels of higher commodity prices. Gains of approximately 4.8% were recorded in the energy markets, primarily during January and February, from long positions in natural gas and heating oil futures as prices jumped sharply higher amid prolonged frigid temperatures in the northeastern and midwestern U.S. Additional gains were recorded from long futures positions in crude oil and its related products as prices continued to trend higher amid the looming threat of military action against Iraq. Elsewhere, gains of approximately 1.7% were recorded in the global interest rate markets, primarily during January and February, from long positions in European interest rate futures as investors continued to seek the safe haven of fixed income investments in response to prolonged uncertainty in global equity markets. Long positions in Japanese interest rate futures also contributed gains as prices increased amid continued uncertainty concerning the Japanese economy. A
       small portion of the Partnership's overall gains was offset by losses of approximately 0.1% in the metals markets from long positions in gold futures as precious metals prices declined in response to international efforts to avert military action against Iraq.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

       The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.
       The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $175 million and $43 million, respectively.

Primary Market            March 31, 2004      March 31, 2003
Risk Category	  	       Value at Risk      Value at Risk

Interest Rate				(2.04)%			(0.32)%

Currency					(0.92)   	 	  	(0.66)

Equity		  		     (0.23)   	      	(0.23)

Commodity		  			(0.50)   	      	(0.05)

Aggregate Value at Risk		(2.03)%		    	(0.75)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category	High	Low	Average
Interest Rate	(2.04)%	(0.22)%	(1.35)%
Currency	(1.75)	(0.92)	(1.37)
Equity	(1.23)	(0.23)	(0.84)
Commodity	(0.73)	(0.21)	(0.51)
Aggregate Value at Risk	(2.78)%	(1.90)%	(2.20)%

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 75% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
       The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2004 was to the global interest rate sector. Exposure was primarily spread across the U.S. and European sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as
       relative interest rate movements between countries,
materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at March 31, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At March 31, 2004, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental
       adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The third largest market exposure of the Partnership at March 31, 2004 was to equity price risk in the G-7 countries.
The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's major exposures were to the DAX (Germany), Nikkei (Japan) and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At March 31, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

       Metals.  The Partnership's metals exposure at March
31, 2004 was to fluctuations in the price of base metals, such as nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2004 were in euros and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In
       addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

The Partnership registered an additional 34,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2004 (SEC File Number 333-113878).

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2004, 14,283,454.166 Units were sold, leaving 6,716,545.834 Units unsold. The aggregate price of the Units sold through March 31, 2004 was $156,429,505.
       Since no expenses are chargeable against the proceeds, 100%
of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement, by and among Demeter Management Corporation
and the Limited Partners, dated March 26, 2002, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
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
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
10.03	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus, dated April
28, 2004, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on May 4, 2004.

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
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
       pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002.
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

(B)	Reports on Form 8-K

On April 14, 2004, the Partnership filed the Current Report on
Form 8-K for the purpose of reporting, under Item 5, changes made to the Board of Directors of Demeter.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By:     Demeter Management Corporation
                             (General Partner)

May 17, 2004         By:/s/	Jeffrey D. Hahn
                           	Jeffrey D. Hahn
		  			    Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.










MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)









1222: