Form 10-Q
period 2004-06-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2004-08-13
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2004
 		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited).........................3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003(Unaudited)...................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2004 and 2003(Unaudited).........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................24-36

Item 4.	Controls and Procedures................................36


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds...........37-38

Item 5.	Other Information...................................38-40

Item 6.	Exhibits and Reports on Form 8-K....................40-42



       <table> PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	      December 31,
	          2004         	                2003
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	198,266,352	97,828,371

	Net unrealized gain (loss) on open contracts (MSIL)	(32,990)	144,170
	Net unrealized gain (loss) on open contracts (MS&Co.)	    (4,491,325)	   5,068,363

	     Total net unrealized gain (loss) on open contracts	     (4,524,315)	   5,212,533

	     Total Trading Equity	193,742,037	103,040,904

Subscriptions receivable	14,280,229	9,775,917
Interest receivable (Morgan Stanley DW)	        152,107	        70,846

	     Total Assets	  208,174,373	  112,887,667

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accrued brokerage fees (Morgan Stanley DW)	1,039,463	508,438
Redemptions payable	967,612	825,951
Accrued management fees	440,733	215,577
Accrued incentive fee	    -   	        9,503

	     Total Liabilities	   2,447,808	  1,559,469

Partners' Capital

Limited Partners (17,980,574.134 and
	  9,879,493.243 Units, respectively)	203,457,188	110,098,161
General Partner (200,556.753 and
	  110,375.550 Units, respectively)	    2,269,377	   1,230,037

	     Total Partners' Capital	   205,726,565	  111,328,198

	     Total Liabilities and Partners' Capital	  208,174,373	  112,887,667

NET ASSET VALUE PER UNIT	             11.32	             11.14

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended June 30,

                      2004                       2003
                              $                             $
REVENUES
	Trading profit (loss):
		Realized	(9,538,941)	2,750,486
		Net change in unrealized	   (7,735,358)	   (113,356)

			Total Trading Results 	(17,274,299)	2,637,130

	Interest income (Morgan Stanley DW)	        408,417	      123,066

			Total  	  (16,865,882)	    2,760,196


EXPENSES

	Brokerage fees (Morgan Stanley DW)	2,906,100       	827,149
	Management fees	    1,232,187	      336,988

			Total	    4,138,287	     1,164,137


NET INCOME (LOSS) 	  (21,004,169)    	        1,596,059


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(20,772,181)    	1,578,265
	General Partner	(231,988)         	17,794


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.41)	0.40
	General Partner	(1.41)	0.40







	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Six Months Ended June 30,

                                2004                       2003
                                   $                             $
REVENUES
	Trading profit (loss):
		Realized	16,696,534	5,913,951
		Net change in unrealized	    (9,736,848)	  (797,895)

			Total Trading Results 	6,959,686	5,116,056

	Interest income (Morgan Stanley DW)	        689,060	       189,995

			Total  	     7,648,746	    5,306,051


EXPENSES

	Brokerage fees (Morgan Stanley DW)	4,946,614       	1,291,193
	Incentive fees	4,265,659	623,449
	Management fees	    2,097,364	      526,042

			Total	   11,309,637	     2,440,684

NET INCOME (LOSS) 	    (3,660,891)    	        2,865,367


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(3,620,231)    	2,832,689
	General Partner	         (40,660)	32,678


NET INCOME PER UNIT

	Limited Partners	0.18	1.21
	General Partner	0.18	1.21







	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners' Capital,
   December 31, 2002	2,046,671.127	19,384,720	217,723	19,602,443

Offering of Units	4,150,947.481	43,954,923	450,000	44,404,923

Net Income                                                               -                 	2,832,689	32,678	2,865,367

Redemptions	    (279,803.252)	  (3,024,056)	       -    	  (3,024,056)

Partners' Capital,
June 30, 2003	   5,917,815.356	  63,148,276	   700,401	  63,848,677



Partners' Capital,
   December 31, 2003	9,989,868.793	110,098,161	1,230,037	111,328,198

Offering of Units	8,513,077.866	100,780,929	1,080,000	101,860,929

Net Loss                                                                  -                 	(3,620,231)	(40,660)	(3,660,891)

Redemptions	     (321,815.772)	  (3,801,671)	          -    	   (3,801,671)

Partners' Capital,
June 30, 2004	  18,181,130.887	  203,457,188	  2,269,377	  205,726,565










The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	          For the Six Months Ended June 30,

                       2004                         2003
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(3,660,891)	2,865,367
Noncash item included in net income (loss):
     Net change in unrealized	9,736,848	797,895

Increase in operating assets:
     Interest receivable (Morgan Stanley DW)	(81,261)	(31,279)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	531,025	226,310
    	Accrued management fees	225,156	                92,199
	Accrued incentive fee	       (9,503) 	                   -

Net cash provided by operating activities	   6,741,374	  3,950,492


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	  101,860,929	44,404,923
Increase in subscriptions receivable	(4,504,312)	(5,969,659)
Increase in redemptions payable	141,661 	625,190
Redemptions of Units	   (3,801,671)	    (3,024,056)

Net cash provided by financing activities	   93,696,607	  36,036,398

Net increase in cash	    100,437,981	39,986,890

Balance at beginning of period	     97,828,371	 15,406,094

Balance at end of period	   198,266,352	 55,392,984




	The accompanying notes are an integral part of these financial statements.





       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership's assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	Total	  Traded 	   Traded
	$	$	$

Jun. 30, 2004 	(1,545,489)	(2,978,826)	(4,524,315)	Mar. 2005	Sep. 2004
Dec. 31, 2003	     1,903,386	3,309,147	5,212,533      	 Sep. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $196,720,863 and $99,731,757 at June 30, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co.


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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 12 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $16,865,882 and expenses totaling $4,138,287, resulting in a net loss of $21,004,169 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $12.73 at March 31, 2004 to $11.32 at June 30, 2004.

The most significant trading losses of approximately 4.5% were generated in the global interest rate futures markets primarily during April from long European and U.S. interest rate futures positions as prices tumbled following the release of stronger than expected U.S. jobs data. Additional losses were incurred during June from short positions in European interest rate futures as prices reversed higher on weaker than expected U.S. economic reports and the likelihood that the U.S. Federal Reserve would move slowly in raising interest rates. In the currency markets, losses of approximately 3.8% were experienced from long positions in the Australian dollar versus the U.S. dollar during April as the U.S. dollar benefited from rising interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. Additional currency losses were experienced during April from long positions in the Canadian dollar against the U.S. dollar as the value of the Canadian
       dollar moved lower due to weakness in gold prices.
Further losses were experienced during June from short positions in the Canadian dollar as its value reversed higher on expectations that the Bank of Canada would join the U.S. Federal Reserve in tightening interest rates. Smaller currency losses were incurred throughout the quarter from both long and short positions in the Japanese yen relative to the U.S dollar as the value of the yen experienced significant short-term price volatility. Within the global stock index markets, losses of approximately 1.7% were incurred during April and May from long positions in European equity index futures as prices drifted lower amid the continuing difficulties in Iraq, fears of global terrorism and concerns of higher interest rates. A portion of the Partnership's overall losses was offset by gains of approximately 0.6% in the energy markets, primarily during April and May from long futures positions in crude oil as prices increased sharply amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production and distribution.

The Partnership recorded revenues including interest income totaling $7,648,746 and expenses totaling $11,309,637, resulting in a net loss of $3,660,891 for the six months ended June 30, 2004. The Partnership's net asset value per Unit increased from $11.14 at December 31, 2003 to $11.32 at June 30, 2004. The net
asset value per Unit increased in spite of the Partnership's net loss for the period due to an influx of subscriptions that caused
       per Unit net losses in the second quarter to be less than per Unit net gains in the first quarter.


The most significant trading gains of approximately 7.1% were generated in the global interest rate markets, primarily during February and March, from long positions in European and U.S. interest rate futures as prices moved higher on speculation about European and U.S. interest rate policy, uncertainty in global equity markets, and safe-haven buying following a major terrorist attack in Madrid. Additional gains of approximately 2.5% were recorded in the currency markets from long positions in the British pound versus the U.S. dollar, primarily during January and February, as the pound increased sharply versus the dollar due to U.S. current-account deficits, concerns for potential terrorist attacks and looming expectations for a further increase of U.K. interest rates by the Bank of England. Additional currency gains were recorded during January and February from short positions in the Swiss franc relative to the U.S. dollar as the value of the franc moved lower due to conflicting economic data out of Switzerland. Smaller gains were incurred primarily during January and February from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar strengthened due to significant interest rate differentials between the two countries and higher gold prices. Within the energy markets, gains of approximately 2.1% were generated during February, April and May from long positions in crude oil futures
       as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC. A portion of the Partnership's overall gains was offset by losses of approximately 1.9% in the global stock index futures markets during March from long European stock index futures positions as equity prices dropped amid terror attacks in Madrid, worse than expected German industrial production and weak business confidence data. Further losses from long positions were incurred during May as European equity prices were negatively impacted by geopolitical concerns relating to Iraq, surging energy prices, and weaker than expected economic data.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $2,760,196 and expenses totaling $1,164,137, resulting in net income of $1,596,059 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $10.39 at March 31, 2003 to $10.79 at June 30, 2003.

The most significant trading gains of approximately 5.9% in the currency markets stemmed from long positions in the euro versus the U.S. dollar as concerns regarding the U.S. economic recovery resurfaced and resulted in the value of the dollar declining to an all time low versus the euro during April. Additional gains resulted from long positions in the Canadian dollar and the Australian dollar versus the U.S. dollar as the value of these currencies strengthened amid significant interest rate differentials between the respective countries and the U.S. Gains of approximately 2.0% were recorded primarily during May in the global interest rate markets from long positions in U.S. interest rate futures as prices trended higher during May amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.8% in the global stock index markets from short positions in European stock index futures as global equity prices rallied in response to positive earnings announcements and the conclusion of the war in Iraq. Losses of approximately 0.7% in the energy markets resulted from short futures positions in crude oil and its related products during May as prices moved higher amid supply concerns and renewed fears concerning security at Middle Eastern refining facilities. During June, losses were recorded from long positions in natural gas futures as prices reversed sharply lower following news of larger than expected U.S. reserves.

The Partnership recorded revenues including interest income totaling $5,306,051 and expenses totaling $2,440,684, resulting in net income of $2,865,367 for the six months ended June 30, 2003.
The Partnership's net asset value per Unit increased from $9.58 at December 31, 2002 to $10.79 at June 30, 2003.

       The most significant trading gains of approximately 13.1%
were recorded in the currency markets from long positions in the euro as its value strengthened to an all time high versus the U.S. dollar during January amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Additional gains were provided by short positions in the British pound versus the U.S. dollar as the value of the pound decreased during February due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional gains during February and April were recorded from long positions in the Canadian and Australian dollar versus the U.S. dollar as the value of these currencies increased on the heels of higher commodity prices and significant interest rate differentials between the respective countries and the U.S. Additional gains of approximately 4.1% in the energy markets were provided by long positions in natural gas futures as prices rallied during January and February in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains resulted from long positions in crude oil futures as prices trended higher amid the looming threat of military action against Iraq and an overall decline in inventories. In the global interest rate markets, gains of approximately 3.8% were generated from long positions in U.S. and European interest rate futures during January and February as prices moved higher amid investor demand for fixed income investments due to uncertainty in global equity markets. During June, long positions in U.S. and European interest rate futures
       experienced further gains as prices continued to trend higher amid speculation of an interest rate cut by the U.S.
Federal Reserve and lingering doubts concerning a global economic recovery. A portion of the Partnership's overall gains during the first half of the year was offset by losses of approximately 0.6% in the global stock index markets recorded from short positions in European stock index futures as global equity prices rallied during April in response to positive earnings announcements and the conclusion of the war in Iraq. Short positions in Asian stock index futures incurred losses during May as prices reversed higher amid heavy buying by Japanese pension funds and renewed hopes for a government stimulus package. Losses of approximately 0.6% were incurred by long positions in gold futures as prices declined in response to the rise of the U.S. dollar.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates
       a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At
       June 30, 2004 and 2003, the Partnership's total
capitalization was approximately $206 million and $64 million, respectively.
Primary Market             June 30, 2004      June 30, 2003
Risk Category	  	       Value at Risk      Value at Risk

Currency					(0.92)%			(1.20)%

Interest Rate				(0.54)			(1.26)

Equity		  		     (0.52)  	      	(0.78)

Commodity		  			(0.11)   	      	(0.21)

Aggregate Value at Risk		(1.19)%  		    	(1.90)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a
       percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category	High	Low	Average
Currency	(1.75)%	(0.92)%	(1.30)%
Interest Rate	(2.04)	(0.22)	(1.17)
Equity	(1.23)	(0.23)	(0.78)
Commodity	(0.73)	(0.11)	(0.48)
Aggregate Value at Risk	(2.78)%	(1.19)%	(2.02)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 89% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes,
       as well as political and general economic conditions
influence these fluctuations. At June 30, 2004, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the European, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in
       short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at June 30, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe), S&P 500 (U.S.), and NASDAQ (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At June 30, 2004, the Partnership's energy exposure was primarily to futures contracts in heating oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

       Metals.  The Partnership's metals exposure at June
30, 2004 was to fluctuations in the price of base metals, such as nickel, zinc, and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisor, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in euros and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes during the
period covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

Through June 30, 2004, 18,831,411.266 Units were sold, leaving
36,168,588.734 Units unsold. The aggregate price of the Units sold through June 30, 2004 was $209,465,978.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital
       of the Partnership for use in accordance with the "Use of
Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

       Mr. William D. Seugling, age 34, will become a Director of
Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S.
       degree in Accounting from the University of Notre Dame in
1991 and is a Certified Public Accountant.

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

(B)	Reports on Form 8-K - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By:     Demeter Management Corporation
                             (General Partner)

August 16, 2004      By:/s/	Kevin Perry
                           	Kevin Perry
		  			    Chief Financial Officer





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