Form 10-Q
period 2004-09-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2004-11-12
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-50064

	MORGAN STANLEY CHARTER CAMPBELL L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     01-0710311
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY		    					 	   10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022



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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2004
 		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)..............3

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2004 and 2003(Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited)....................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-35

Item 4.	Controls and Procedures................................36


PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds..............37

Item 5.	Other Information......................................38

Item 6.	Exhibits and Reports on Form 8-K....................38-40




       <table> PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	      December 31,
	          2004         	                2003
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	213,939,306	97,828,371

	Net unrealized gain on open contracts (MS&Co.)	5,111,639	5,068,363
	Net unrealized gain on open contracts (MSIL)	       128,755	      144,170

	     Total net unrealized gain on open contracts	     5,240,394	    5,212,533

	     Total Trading Equity	219,179,700	103,040,904

Subscriptions receivable	10,435,732	9,775,917
Interest receivable (Morgan Stanley DW)	        257,748	         70,846

	     Total Assets	  229,873,180	112,887,667

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,250,211	825,951
Accrued brokerage fees (Morgan Stanley DW)	1,154,036	508,438
Accrued management fees	489,311	215,577
Accrued incentive fee	         -        	          9,503

	     Total Liabilities	   2,893,558	   1,559,469

Partners' Capital

Limited Partners (20,664,685.906 and
	  9,879,493.243 Units, respectively)	224,474,592	110,098,161
General Partner (230,608.056 and
	  110,375.550 Units, respectively)	     2,505,030	    1,230,037

	     Total Partners' Capital	   226,979,622	 111,328,198

	     Total Liabilities and Partners' Capital	  229,873,180	 112,887,667

NET ASSET VALUE PER UNIT	             10.86	             11.14

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


       For the Three Months                          	For the Nine Months
  	   Ended September 30,	                     Ended September 30,

                                                                              2004   	 2003  	   2004   	    2003
                                                                                $		$		 $		 	$
REVENUES
	Trading profit (loss):
		Realized	(14,419,587) 	(3,642,373)	2,276,947		2,271,578
		Net change in unrealized	   9,764,709	   2,229,226 	      27,861		      1,431,331

		   Total Trading Results 	(4,654,878) 		   (1,413,147)	2,304,808		3,702,909

	Interest income (Morgan Stanley DW)	      690,900	        146,111	   1,379,960		     336,106

		   Total  	   (3,963,978)	  (1,267,036)	   3,684,768		    4,039,015

EXPENSES
	Brokerage fees (Morgan Stanley DW)	3,343,347	1,105,663	8,289,961		2,396,856
	Management fees	1,417,578 	462,841	3,514,942		988,883
	Incentive fees	           -        	           -        	   4,265,659		        623,449

		   Total 	    4,760,925	     1,568,504	 16,070,562		    4,009,188


NET INCOME (LOSS) 	   (8,724,903)	   (2,835,540)	(12,385,794)		       29,827


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(8,630,556)		   (2,804,446)	(12,250,787)		28,243
	General Partner 	(94,347)	(31,094)	(135,007)		1,584


NET INCOME (LOSS) PER UNIT

	Limited Partners	 (0.46)	  (0.48)	  (0.28)	0.73
	General Partner	(0.46)	(0.48)	 (0.28)	0.73






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners' Capital,
   December 31, 2002	2,046,671.127	19,384,720	217,723	19,602,443

Offering of Units	6,339,307.981	66,304,227	690,000	66,994,227

Net Income                                                               -                 	28,243	1,584	29,827

Redemptions	    (367,869.190)	  (3,937,111)	       -    	  (3,937,111)

Partners' Capital,
September 30, 2003	   8,018,109.918	  81,780,079	   909,307	  82,689,386



Partners' Capital,
   December 31, 2003	9,989,868.793	110,098,161	1,230,037	111,328,198

Offering of Units	11,555,823.388	134,054,586	1,410,000	135,464,586

Net Loss                                                                  -                   	(12,250,787)	(135,007)	(12,385,794)

Redemptions	  (650,398.219)	  (7,427,368)	         -    	  (7,427,368)

Partners' Capital,
September 30, 2004	 20,895,293.962	  224,474,592	 2,505,030	 226,979,622








The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	          For the Nine Months Ended September 30,

                         2004                         2003
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(12,385,794)	29,827
Noncash item included in net income (loss):
     Net change in unrealized	(27,861)	(1,431,331)

Increase in operating assets:
     Interest receivable (Morgan Stanley DW)	(186,902)	(40,599)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	645,598	306,794
    	Accrued management fees	273,734	              131,505
	Accrued incentive fee	           (9,503)	                   -

Net cash used for operating activities	   (11,690,728)	  (1,003,804)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	135,464,586  	66,994,227
Increase in subscriptions receivable	(659,815)	(4,702,373)
Increase in redemptions payable	 424,260	230,585
Redemptions of Units	   (7,427,368)	    (3,937,111)

Net cash provided by financing activities	   127,801,663	  58,585,328

Net increase in cash	    116,110,935	57,581,524

Balance at beginning of period	     97,828,371	 15,406,094

Balance at end of period	   213,939,306	 72,987,618





	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays the Partnership interest income at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership's assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the
Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	Total	  Traded 	   Traded
	$	$	$

Sep. 30, 2004 	1,310,506	3,929,888	5,240,394	Jun. 2005	Dec. 2004
Dec. 31, 2003	     1,903,386	3,309,147	5,212,533      	 Sep. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $215,249,812 and $99,731,757 at September 30, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-



       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $3,963,978 and expenses totaling $4,760,925, resulting in a net loss of $8,724,903 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $11.32 at June 30, 2004 to $10.86 at September 30, 2004.

The most significant trading losses of approximately 2.1% were incurred during July from long positions in European and U.S. equity index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and government warnings concerning potential terrorist attacks. Further losses were recorded from newly established short positions late in the month as U.S. equity prices reversed higher due to a better-than-expected consumer confidence report and the release of strong earnings in Great Britain, France, and Germany. During September, losses resulted from long positions in European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Additional losses resulted from short positions in Nasdaq-100 Index futures in the first half of the month as prices drifted higher after better-than-expected earnings. In the currency markets, losses of approximately 1.4% were recorded during August from positions in the euro relative to the U.S. dollar as the value of the euro experienced short-term volatility due to conflicting economic data and surging energy prices throughout a majority of the month. Additional losses in August were incurred from long positions in the British pound versus the U.S. dollar as the value of the pound reversed lower due to speculation that the Bank of England will not increase interest rates as much as expected. Elsewhere in the currency markets, losses were incurred during September from long positions in the Japanese yen relative to the U.S. dollar as the value of the yen declined amid surprisingly low second quarter growth, weakness in the equity markets, and the repatriation of funds by Japanese exporters. Further losses were recorded from short positions in the Swiss franc against the U.S. dollar as that currency's "safe-haven" status pushed its value higher in reaction to major geopolitical concerns. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 1.7% in global interest rate futures markets, primarily during August, from long positions in European interest rate futures as global bond prices trended higher, boosted by a surge in oil prices earlier in the month, a drop in equity prices, and a mixed economic picture generated by reports on U.S. retail sales, jobless claims, and trade deficit.


       The Partnership recorded revenues including interest income totaling $3,684,768 and expenses totaling $16,070,562, resulting in a net loss of $12,385,794 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $11.14 at December 31, 2003 to $10.86 at September 30, 2004.

The most significant trading losses of approximately 4.0% were incurred in the global stock index markets, primarily during March, from long European stock index futures positions as equity prices dropped on terror attacks in Madrid, worse-than-expected German industrial production, and weak business confidence data. Further losses were recorded during July from long positions in European and U.S. equity index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and government warnings concerning potential terrorist attacks. Later in the month, losses were recorded from newly established short positions as U.S. equity prices reversed higher due to a better-than-expected consumer confidence report and the release of strong earnings in Great Britain, France, and Germany. During September, losses continued from long positions in European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Further losses were experienced in September from short positions in Nasdaq-100 Index futures in the first half of the month as prices drifted higher
after better-than-expected earnings.   A portion of the Partner-
ship's overall losses for the first nine months of the year was
       offset by gains of approximately 8.8% generated in the global interest rate markets, primarily during February, March, and August, from long positions in European and U.S. interest rate futures as prices moved higher on speculation about European and U.S. interest rate policy, uncertainty in global equity markets, and safe-haven buying following major geopolitical concerns. Additional gains of approximately 1.9% were recorded in the energy markets, primarily during February, April, and May, from long futures positions in crude oil and its related products as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC. Smaller gains of approximately 1.0% were experienced in the currency markets during January, February, and September from long positions in the New Zealand and Canadian dollar versus the U.S. dollar as the value of these "commodity currencies" strengthened due to higher gold prices and interest rate hikes by the Reserve Bank of New Zealand and the Bank of Canada. Smaller gains were recorded from long positions in the British pound versus the U.S. dollar, primarily during January and February, as the pound increased sharply versus the dollar due to U.S. current-account deficits, concerns for potential terrorist attacks, and looming expectations for a further increase of U.K. interest rates by the Bank of England.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $1,267,036 and expenses totaling $1,568,504, resulting in a net loss of $2,835,540 for the three months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $10.79 at June 30, 2003 to $10.31 at September 30, 2003.

The most significant trading losses of approximately 3.6% in the global interest rate markets stemmed from positions in European and U.S. interest rate futures as prices declined in July amid rising interest rates and then reversed higher during August amid renewed fears that a global economic recovery was unsustainable and amid investor demand for the security of fixed income investments. Additional losses of approximately 2.3% in the energy markets were recorded from futures positions in crude oil and its related products during September as prices trailed lower throughout a majority of the month and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 2.0% in the global stock index markets from long positions in Asian stock index futures during July and August as prices jumped higher in response to increased investor demand triggered by record low Japanese government bond yields, robust Japanese economic data, and strength in U.S. equity markets. In the currency markets, gains of approximately 1.3%
       were provided during September by long positions in the
Japanese yen versus the U.S. dollar as the yen's value was buoyed by the Bank of Japan's comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Long positions in the British pound and Australian dollar versus the U.S. dollar provided additional gains also during September as the value of the U.S. dollar declined in the wake of lower U.S. and European equity prices.

The Partnership recorded revenues including interest income totaling $4,039,015 and expenses totaling $4,009,188, resulting in net income of $29,827 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit increased from $9.58 at December 31, 2002 to $10.31 at September 30, 2003.

The most significant trading gains of approximately 14.6% were recorded in the currency markets from long positions in the euro as its value strengthened versus the U.S. dollar during January amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data.
Additional gains were provided by short positions in the British pound versus the U.S. dollar as the value of the pound decreased during February due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional gains during February and April were recorded from long positions in the Canadian and Australian dollar versus the U.S. dollar as the value
       of these currencies increased on the heels of higher
commodity prices and significant interest rate differentials between the respective countries and the U.S. During September, profits were recorded from long positions in the Japanese yen versus the U.S. dollar as the yen's value was buoyed by the Bank of Japan's comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Long positions in the British pound, Australian dollar, and euro versus the U.S. dollar provided additional gains during September as the value of the U.S. dollar declined in the wake of lower U.S. and European equity prices. Additional gains of approximately 1.7% in the energy markets were provided by long positions in natural gas futures as prices rallied during January and February due to prolonged frigid temperatures in the northeastern and midwestern United States. In the global stock index markets, long positions in Asian stock index futures recorded gains of approximately 1.4% during July and August as prices jumped higher in response to increased investor demand triggered by record low Japanese government bond yields, robust Japanese economic data, and gains in U.S. equity markets. Long positions in U.S. stock index futures also experienced gains during July as prices were buoyed by a rise in investor sentiment. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 0.6% incurred by long gold futures positions during February, March, and June as prices declined in response to the rise of the U.S. dollar.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account
       linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $227 million and $83 million, respectively.

Primary Market           September 30, 2004   September 30, 2003
Risk Category	  	       Value at Risk        Value at Risk

Interest Rate				(2.25)%			(0.22)%

Currency					(1.29)			(1.61)

Equity		  		     (0.52)  	      	(1.12)

Commodity		  			(0.10)   	      	(0.73)

Aggregate Value at Risk		(2.27)%  		    	(2.10)%


       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category	High	Low	Average
Interest Rate	(2.25)%	(0.54)%	(1.68)%
Currency	(1.75)	(0.92)	(1.22)
Equity	(1.23)	(0.23)	(0.63)
Commodity	(0.58)	(0.10)	(0.32)
Aggregate Value at Risk	(2.78)%	(1.19)%	(2.07)%

       Limitations on Value at Risk as an Assessment of Market
Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 89% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies
       of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Currency.  The second largest market exposure of the
Partnership at September 30, 2004 was to the currency sector.
The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2004, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at September 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to the Euro Stoxx 50 (Europe), DAX (Germany), Hang Seng (China), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At September 30, 2004, the Partnership's energy exposure was primarily to futures contracts in unleaded gas and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2004 was to fluctuations in the price of base metals, such as copper, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

       Foreign Currency Balances. The Partnership's primary
foreign currency balances at September 30, 2004 were in euros and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


       PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

1152:  Registration Statement on Form S-1  Units Registered
           Effective Date   File Number

Initial Registration	3,000,000.000		July 29, 2002	333-85078
Additional Registration	18,000,000.000		February 26, 2003	333-103171
Additional Registration	 34,000,000.000 	  April 28, 2004	      333-113878
   Total Units Registered       55,000,000.000

Units sold through 9/30/04      21,844,105.485
Units unsold through 9/30/04	    33,155,894.515

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2004 was $242,739,635.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.



       Item 5.  OTHER INFORMATION
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement, by and among Demeter Management Corporation
and the Limited Partners, dated March 26, 2002, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
3.02	Certificate of Limited Partnership of the Partnership,
dated as of March 26, 2002, is incorporated by reference
to Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1 (File No. 333-85078) filed with
the Securities and Exchange Commission on March 28,
2002.
10.01	Management Agreement, among the Partnership, Demeter
Management Corporation and Campbell & Company, Inc.,
dated September 30, 2002, is incorporated by reference to
Exhibit 10.01 of the Partnership Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
10.03	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
28, 2004, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on May 4, 2004.
10.04	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Charter Graham L.P., Morgan
Stanley Charter Millburn L.P., Morgan Stanley Charter
Welton L.P., Morgan Stanley Charter MSFCM L.P., Morgan
Stanley DW Inc., and JP Morgan Chase Bank, as escrow
agent, dated August 31, 2002, is incorporated by
reference to Exhibit 10.04 of the Partnership's
Registration Statement on Form S-1 (File No. 333-103171)
filed with the Securities and Exchange Commission on
February 13, 2003.
10.05	Customer Agreement between the Partnership and Morgan
Stanley DW Inc., dated September 30, 2002, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.
10.06	Customer Agreement, among the Partnership, Morgan Stanley
& Co. Incorporated, and Morgan Stanley DW Inc., dated
September 30, 2002, is incorporated by reference to
Exhibit 10.06 of the Partnership's Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.07	Customer Agreement, between the Partnership and Morgan
Stanley & Co. International Limited, dated September 30,
2002, is incorporated by reference to Exhibit 10.07 of
the Partnership's Registration Statement on Form S-1
(File No. 333-103171) filed with the Securities and
Exchange Commission on February 13, 2003.
10.08	Foreign Exchange and Options Master Agreement, between
the Partnership and Morgan Stanley & Co. Incorporated, dated August 31, 2002, is incorporated by reference to
Exhibit 10.08 of the Partnership's Quarterly Report on
Form 10-Q (File No. 0-50064) filed with the Securities and Exchange Commission on May 14, 2003.

10.09	Securities Account Control Agreement, among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated September 30, 2002, is
incorporated by reference to Exhibit 10.09 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By:     Demeter Management Corporation
                             (General Partner)

November 15, 2004    By:/s/	Kevin Perry
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