Form 10-Q
period 2005-03-31
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2005-05-11
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2005
 		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited) .................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)..................... ...5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-
202

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................213-
335

Item 4.	Controls and
Procedures...................................346


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities Changes in
Securities and Use of
			 ProUsece of
Proceedseds..............................................
..357

Item 5.	Other
Information......................................368

Item 6.	Exhibits......................... and Reports on Form 8-
K....................368-3840



       <table> PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	      December 31,
	          2005         	                2004
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	286,567,827	267,002,332

	Net unrealized gain (loss) on open contracts (MS&Co.)	2,283,221	(905,509)
	Net unrealized gain (loss) on open contracts (MSIL)	      109,481	      (91,713)

	     Total net unrealized gain (loss) on open contracts	    2,392,702	    (997,222)

	     Total Trading Equity	288,960,529	266,005,110

Subscriptions receivable	13,748,961	14,332,785
Interest receivable (Morgan Stanley DW)	        621,031	        437,260

	     Total Assets	  303,330,521	  280,775,155

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,277,231	3,320,046
Accrued brokerage fees (Morgan Stanley DW)	1,497,838	1,372,469
Accrued management fees	       635,084	5      581,926

	     Total Liabilities	   4,410,153	   5,274,4441

Partners? Capital

Limited Partners (26,506,292.814 and
	  23,535,882.766 Units, respectively)	295,629,514	272,588,976
General Partner (295,059.655 and
	  251,405.283 Units, respectively)	     3,290,854	    2,911,738

	     Total Partners? Capital	   298,920,368	 275,500,714

	     Total Liabilities and Partners? Capital	   303,330,521	 280,775,155


NET ASSET VALUE PER UNIT	               11.15	             11.58

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



  	   	    For the Quarters Ended March 31,


                                                                         		        2005    	       2004
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		  1,535,061			      280,643

EXPENSES
	Brokerage fees (Morgan Stanley DW)		4,384,418	2,040,514
	Management fees	      	    1,858,994	  865,177
	Incentive fee		            ?        	     4,265,659

		   TTotal Eexpenses		   6,243,412	     7,171,350

NET INVESTMENT LOSS	                                                      (4,708,351)	   (6,890,707)

TRADING RESULTS
Trading profit (loss):
	Realized	     	(9,018,613)	 	26,235,475
	Net change in unrealized		    3,389,924	    (2,001,490)

   	        Total Trading Results		   (5,628,689)	    24,233,985


NET INCOME (LOSS) 	                                    (10,337,040)	      17,343,278


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                      		(10,226,156456,156)             	  17,151,950
	General Partner                                                   		              (110,884) 119,116	191,328

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		         (0.43)      	  1.59
	General Partner                                                   		               (0.43)	  1.59








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2003	9,989,868.793	110,098,161	1,230,037	111,328,198

Offering of Units	3,917,097.622	47,744,456	520,000	48,264,456

Net Income                                                              ?                    17,151,950	191,328	17,343,278

Redemptions	  (122,210.222)	  (1,491,046)	         ?    	  (1,491,046)

Partners? Capital,
March 31, 2004	 13,784,756.193	  173,503,521	 1,941,365	 175,444,886



Partners? Capital,
   December 31, 2004	23,787,288.049	272,588,976	2,911,738	275,500,714

Offering of Units	3,638,471.598	    40,273,095503,095	490,000260,000	40,763,095

Net Loss 	                                                                 ?                   (10,226,156456,156)	(110,884)119,116
	(10,337,040)

Redemptions	  (624,407.178)	  (7,006,401)	         ?    	  (7,006,401)

Partners? Capital,
March 31, 2005	 26,801,352.469	  295,629,514	 3,290,854	 298,920,368













The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	               For the Quarters Ended March 31,

                 2005                         2004
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(10,337,040)	17,343,278
Noncash item included in net income (loss):
     Net change in unrealized	(3,389,924)	2,001,490

Increase in operating assets:
     Interest receivable (Morgan Stanley DW)	(183,771)	(47,150)

Increase in operating liabilities:
	     Accrued brokerage fees (Morgan Stanley DW)	125,369	289,992
    	     Accrued management fees	53,158	              122,957
	     Accrued incentive fee	               ?    	              193,629

Net cash provided by (used for) operating activities	  (13,732,208)	  19,904,196


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of UnitsOffering of Units	41,346,9190,763,095  	36,442,76948,264,456
(Increase) decrease in subscriptions receivable	583,824	(11,821,687)
Decrease in redemptions payable	(1,042,815) 	(444,175)
Cash paid from redemptions of UnitsRedemptions of Units	   (8,049,2167,006,401)	    (1,935,221491,046)

Net cash provided by financing activities	   33,297,703	  34,507,548

Net increase in cash	    19,565,495	54,411,744

Balance at beginning of period	    267,002,332	 97,828,371

Balance at end of period	   286,567,827	 152,240,115









	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).


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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Morgan Stanley Charter Graham L.P., Morgan Stanley Charter
Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments.
 In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.


       3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts

MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:



       	Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	Total	  Traded 	   Traded
	$	$	$

Mar. 31. 2005	4,843.974	(2,451,272)	2,392.702	Dec. 2005	Jun. 2005
Dec. 31, 2004	     3,746,156	(4,743,378)	(997,222)      	 Sep. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-
performance.  The credit risk associated with the instruments in
MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
	Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	Total	  Traded 	   Traded
	$	$	$

Mar. 31, 2005	4,843,974	(2,451,272)	2,392,702	Dec. 2005	Jun. 2005
Dec. 31, 2004	     3,746,156	(4,743,378)	(997,222)      	 Sep. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $291,411,801 and $270,748,488 at March 31, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

(losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $291,411,801 and $270,748,488 at March 31, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income income totaling $(4,093,628) and expenses totaling
$6,243,412      ,, resulting in a net loss of $10,337,040     for
the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $11.58 at December 31, 2004 to
$11.15   at March 31, 2005.

The most significant trading losses of approximately 3.5% were recorded in the currency markets, primarily during January from short U.S. dollar positions against the Swiss franc and South African rand as the value of the U.S. dollar reversed higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This strengthening in the value of the U.S. dollar during January was attributed to conflicting economic data out of the European Union, and Japan, and those data released by the U.S. Treasury Department. It which showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise and fears that the re-evaluation of the Chinese yuan was further away than expected also strengthened the value of the U.S. dollar. During February, losses were recorded from short positions in the euro and Swiss franc against the U.S. dollar as the value of the dollar weakened versus most currencies due to negative comments by Federal Reserve Chairman Alan Greenspan about the bulky U.S. Ccurrent- Aaccount deficit and U.S. dependence on foreign investment. The value of the U.S. dollar was further weakened during the remainder of the month by a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank would be reducing its U.S. dollar currency reserves. Within the global stock index futures markets, losses of approximately 1.1% were recorded primarily in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices.
Smaller losses in the global stock equity index futures markets were experienced primarily during January and March from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.8% in the energy markets during January, February, and March from long futures positions in crude oil and its related products as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could
reach $105 a barrel.   Additional gains of approximately 0.5%
were recorded in the global interest rate futures markets from short positions in short-term U.S. interest rate futures as prices trended lower during January and February on expectations that the U.S. Federal Reserve would continue to increase interest rates at a measured pace. Further gains were achieved in March from short positions as prices continued to move lower after the expected hike in U.S. interest rates by the U.S. Federal Reserve.
 Smaller gains of approximately 0.2% were recorded in the metals markets during February from long positions in copper as prices moved higher due to the weaker U.S. dollar and news of strong demand from China. Long positions in copper futures experienced additional gains during March as prices continued to trend higher on news of consistent demand from the developing economies of Asia.


For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income income totaling $24,514,628 and expenses totaling
$7,171,350, resulting in net income of $17,343,278 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $11.14 at December 31, 2003 to $12.73 at March 31, 2004.

       The most significant trading gains of approximately 12.1%
were generated in the global interest rate markets from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe- haven buying following the terrorist attack in Madrid. In the currency sector, gains of approximately 6.5% were recorded from long positions in the British pound versus the U.S. dollar, primarily during January and February, as the pound increased sharply versus the dollar due to U.S. Ccurrent-A account deficits, concerns for potential terrorist attacks and looming expectations for a further increase of U.K. interest rates by the Bank of England. Additional gains were recorded during January and February from short positions in the Swiss franc relative to the U.S. dollar as the value of the franc moved lower due to conflicting economic data out of Switzerland. Elsewhere in the currency markets, gains were experienced, primarily during March, from long Japanese yen positions against the U.S. dollar as the yen moved higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Smaller currency gains were recorded from long positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar strengthened on the heels of higher commodity prices. Additional gains of approximately 1.5% were
       experienced in the energy markets, primarily during
February, from long futures positions in crude oil as low market supply, falling inventory levels and production cut announcements from OPEC caused prices to increase. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.3% in the global stock index markets, primarily during March, from long European stock index futures positions as equity prices dropped during the month. Terror attacks in Madrid, worse than expected German industrial production and weak business confidence data helped push European equities lower towards the beginning of the month.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

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

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $299 million and $175 million, respectively.

Primary Market            March 31, 2005       March 31, 2004
Risk Category	  	       Value at Risk        Value at Risk

Currency					(1.68)%  			(0.92)%

Equity		  		     (1.38)   	      	(0.23)

Interest Rate				(1.07)			(2.04)

Commodity		  			(0.78)  	      	(0.50)

Aggregate Value at Risk		(2.55)%  		    	(2.03)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category	High	Low	Average
Currency	(2.21)%	(0.92)%	(1.53)%
Equity	(2.12)	(0.52)	(1.14)
Interest Rate	(2.25)	(0.54)	(1.29)
Commodity	(0.78)	(0.10)	(0.35)
Aggregate Value at Risk	(3.04)%	(1.19)%	(2.268)%

Limitations on Value at Risk as an Assessment of Market Risk
       VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 20054, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 92% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

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

       The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2005, the Partnership?s major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at March 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the Euro Stoxx 50 (Europe), DAX (Germany), FTSE 100 (United Kingdom), NIKKEI 225
       (Japan), IBEX 35 (Spain), and S&P 500 (U.S.) stock
indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Equity.  The second largest market exposure of the
Partnership at March 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the Euro Stoxx 50 (Europe), DAX (Germany), Hang Seng (China), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At March 31, 2005, the Partnership?s had market exposure in the energy sector. The Partnership?s energy exposure was energy exposure was primarily to futures contracts in crude oil and its related products, unleaded gas and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals. At March 31, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure at March 31, 2005 was to fluctuations in the price of base metals, such as copper, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

       Foreign Currency Balances. The Partnership?s primary
foreign currency balances at March 31, 2005 were in euros, Japanese yen, British pounds, Swiss francs, Hong Kong dollars, Australian dollars, and Canadian dollars and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4.   CONTROLS AND PROCEDURES
(a)  (a)		AAs of the end of the period covered by this
quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.


(b)     (b)		There have been no material changes during the
period covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 2.  CUNREGISTERED SALES OF EQUITYHAN GES IN SECURITIES AND USE
OF
	    PROCEEDS

											    SEC
Registration Statement on Form S-1  Units Registered   Effective Date
 File Number

Initial Registration	3,000,000.000		July 29, 2002	333-85078
Additional Registration	18,000,000.000		February 26, 2003	333-103171
Additional Registration	 34,000,000.000 	  April 28, 2004	      333-113878
   Total Units Registered       55,000,000.000

Units sold through 3/31/05      28,928,616.222
Units unsold through 3/31/05    26,071,383.778

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2005 was
$322,932,699.         .


Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr. Harry Handler.
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement, by and among Demeter Management Corporation
and the Limited Partners, dated March 26, 2002, is
incorporated by reference to Exhibit A of the
Partnership?s Prospectus, dated April 258, 20054, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005May 4, 2004.
3.02	Certificate of Limited Partnership of the Partnership,
dated as of March 26, 2002, is incorporated by reference to Exhibit 3.02 of the Partnership?s Registration
Statement on Form S-1 (File No. 333-85078) filed with the Securities and Exchange Commission on March 28,
2002.

10.01	Management Agreement, among the Partnership, Demeter
Management Corporation and Campbell & Company, Inc.,
dated September 30, 2002, is incorporated by reference to
Exhibit 10.01 of the Partnership Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 258, 20054, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005May 4, 2004.
10.03	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to Exhibit C of the Partnership?s Prospectus, dated April
258, 20054, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on April 29, 2005May
4, 2004.

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

(B)	Reports on Form 8-K ? None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By:     Demeter Management Corporation
                             (General Partner)

May 16, 2005         By:/s/	Kevin Perry
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




                    Morgan Stanley Charter Campbell L.P.
                    (Registrant)

                    By:   Demeter Management Corporation
                          (General Partner)

May 16, 2005        By:   ____________________________________
                          Kevin Perry
                          Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



		EXHIBIT 31.01
CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation (?Demeter?), the general partner of the registrant, certify that:

1.I have reviewed this quarterly report on Form 10-K of the registrant;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)Evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


d)Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not
material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.



Date:   May 16, 2005    /s/	Jeffrey A. Rothman
	Jeffrey A. Rothman
	President,
	Demeter Management Corporation,
	general partner of the registrant




















	      EXHIBIT 31.02
CERTIFICATIONS
I, Kevin Perry, Chief Financial Officer of Demeter Management
Corporation (?Demeter?), the general partner of the registrant, certify that:

  1.	I have reviewed this quarterly
report on Form 10-K of the registrant;

  2.	Based on my knowledge, this report
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

  4.	The registrant?s other certifying
officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a)	Designed such disclosure controls
and procedures, or caused such disclosure controls and procedures
to be designed   under our supervision, to ensure that material
information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)	Designed such internal control
over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c)	Evaluated the effectiveness of the
registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   d)Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5.The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

   a)	All significant deficiencies and
material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

   b)	Any fraud, whether or not
material, that involves management or other employees who have a
significant role in the        registrant?s internal control over
financial reporting.





Date:   May 16, 2005      /s/	Kevin Perry
	Kevin Perry
	Chief Financial Officer,
	Demeter Management Corporation,
	general partner of the registrant


















EXHIBIT 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Campbell L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey A. Rothman, President, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		May 16, 2005
EXHIBIT 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Campbell L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Kevin Perry, Chief Financial Officer, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Kevin Perry

Name:		Kevin Perry
Title:	Chief Financial Officer

Date:		May 16, 2005







? 6 ?

? 11 ?
MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)





? 31 ?

- 39 ?

- 39 ?