Form 10-Q
period 2005-06-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2005-08-11
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	June 30, 2005




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2005
 		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2005 and 2004 (Unaudited)........4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................26-38

Item 4.	Controls and Procedures.............................38-39


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds...............................................40

Item 5.	Other Information......................................41

Item 6.	Exhibits............................................41-43


       <table> PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	      December 31,
	          2005         	                2004
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	321,126,666	267,002,332

	Net unrealized gain (loss) on open contracts (MS&Co.)	21,189,144	(905,509)
	Net unrealized gain (loss) on open contracts (MSIL)	       160,750	         (91,713)

	     Total net unrealized gain (loss) on open contracts	      21,349,894	       (997,222)

	     Total Trading Equity	342,476,560	266,005,110

Subscriptions receivable	8,681,720	14,332,785
Interest receivable (Morgan Stanley DW)	       721,200	         437,260

	     Total Assets	 351,879,480	  280,775,155

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,067,742	3,320,046
Accrued brokerage fees (Morgan Stanley DW)	1,666,565	1,372,469
Accrued management fees	       706,624	       581,926

	     Total Liabilities	    8,440,931	    5,274,441

Partners? Capital

Limited Partners (27,260,974.422 and
	  23,535,882.766 Units, respectively)	339,761,138	272,588,976
General Partner (295,059.655 and
	  251,405.283 Units, respectively)	      3,677,411	     2,911,738

	     Total Partners? Capital	  343,438,549	  275,500,714

	     Total Liabilities and Partners? Capital	  351,879,480	  280,775,155


NET ASSET VALUE PER UNIT	             12.46	            11.58

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


             For the Three Months	                             For the Six
Months
  	      Ended June 30,      	                            Ended June 30,


                   2005   	        2004    	       2005   	    2004
                                                                                    $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   2,061,692		    408,417 		  3,596,753
689,060

EXPENSES
	Brokerage fees (Morgan Stanley DW)	4,817,447	2,906,100	9,201,865	4,946,614
	Management fees	     2,042,597 	    1,232,187	  3,901,591	   2,097,364
	Incentive fee	          ?         	          ?            	           ?       	    4,265,659

		   Total Expenses 	     6,860,044	   4,138,287	   13,103,456	   11,309,637

NET INVESTMENT LOSS 	  (4,798,352)	   (3,729,870)	  (9,506,703)	 (10,620,577)

TRADING RESULTS
Trading profit (loss):
	Realized	21,692,541 	(9,538,941)	12,673,928	16,696,534
	Net change in unrealized	   18,957,192	   (7,735,358) 	   22,347,116	    (9,736,848)

	           Total Trading Results	   40,649,733	  (17,274,299)	   35,021,044	  6,959,686

NET INCOME (LOSS)	   35,851,381	  (21,004,169)		   25,514,341	 (3,660,891)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	35,464,824	  (20,772,181)	25,238,668	(3,620,231)
	General Partner 	386,557	(231,988)	275,673	(40,660)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	1.31                    (1.41)	0.88 		0.18
	General Partner                                                   	1.31                    (1.41)	 	0.88	0.18





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2003	9,989,868.793	110,098,161	1,230,037	111,328,198

Offering of Units	8,513,077.866	100,780,929	1,080,000	101,860,929

Net Loss                                                               ?                 	(3,620,231)	(40,660)	(3,660,891)

Redemptions	    (321,815.772)	 (3,801,671)	         ?    	  (3,801,671)

Partners? Capital,
June 30, 2004	  18,181,130.887	 203,457,188	 2,269,377	 205,726,565




Partners? Capital,
   December 31, 2004	23,787,288.049	272,588,976	2,911,738	275,500,714

Offering of Units	5,943,749.314	67,292,828	490,000	67,782,828

Net Income                                                               ?                 	25,238,668	275,673	25,514,341

Redemptions	  (2,175,003.286)	 (25,359,334)	         ?    	  (25,359,334)

Partners? Capital,
   June 30, 2005	  27,556,034.077	339,761,138	3,677,411	 343,438,549










The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)

	          For the Six Months Ended June 30,

                                                   2005                         2004
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	25,514,341	(3,660,891)
Noncash item included in net income (loss):
     Net change in unrealized	(22,347,116)	9,736,848

Increase in operating assets:
     Interest receivable (Morgan Stanley DW)	(283,940)	(81,261)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	294,096	531,025
    	Accrued management fees	124,698		225,156
	Accrued incentive fee	             ?    	                (9,503)

Net cash provided by operating activities	   3,302,079   	    6,741,374


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	73,433,893	  97,356,617

Cash paid from redemptions of Units	  (22,611,638)	   (3,660,010)

Net cash provided by financing activities	  50,822,255	   93,696,607

Net increase in cash	54,124,334	    100,437,981

Balance at beginning of period	  267,002,332	     97,828,371

Balance at end of period	  321,126,666 	   198,266,352










	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, will be reduced to a flat-rate

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 6.25% of the Partnership?s Net Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-
Exchange-
Date	 Traded  	   Traded   	Total	  Traded 	   Traded
	$	$	$

Jun. 30, 2005	9,759,628	11,590,266	21,349,894	Mar. 2006	Sep. 2005
Dec. 31, 2004	     3,746,156	(4,743,378)	(997,222)      	 Sep. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co.,
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $330,886,294 and $270,748,488 at June 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $42,711,425 and expenses totaling $6,860,044, resulting in net income of $35,851,381 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $11.15 at March 31, 2005 to $12.46 at June 30, 2005.

The most significant trading gains of approximately 8.4% were recorded in the global interest rate futures markets during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. In June, gains were recorded from long positions in European and Japanese interest
       rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. In the currency markets, gains of approximately 7.9% were recorded during May and June from short positions in the euro, Swiss franc, and Japanese yen relative to the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.6% in the global stock index futures markets primarily during April from long positions in U.S., Japanese, and European stock index futures as prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of the month, resulting in additional losses from long positions. Further losses in the global stock index futures markets were experienced in June from short positions in U.S. equity index
       futures early in the month as prices increased on optimism regarding the future of the U.S. economy. Newly established long positions in U.S. equity index futures then resulted in additional losses as prices declined towards the end of the month on investor worries regarding high oil prices. Within the energy markets, losses of approximately 0.3% were recorded during April from long positions in crude oil as prices reversed sharply lower after U.S. government data pointed to greater production activity by refiners and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency.

The Partnership recorded total trading results including interest income totaling $38,617,797 and expenses totaling $13,103,456, resulting in net income of $25,514,341 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $11.58 at December 31, 2004 to $12.46 at June 30, 2005.

The most significant trading gains of approximately 8.9% were recorded in the global interest rate futures markets during January from long positions in European and Japanese bond futures as prices moved higher due to conflicting economic data out of the European Union and Japan and uncertainty in the equity markets. Further gains were recorded in March and April from long positions in European and Japanese interest rate futures as prices strengthened due to weakness in the equity markets,
       volatility in the energy markets, geopolitical concerns over an intensifying rift between China and Japan, and weaker-than-expected U.S. Gross Domestic Product data. During May, further gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected the European Union constitution. During June, gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately 4.1% were recorded in the currency markets, during March from short positions in the Japanese yen against the U.S. dollar as the value of the yen declined due to investor pessimism regarding the long-term future of the Japanese economy. Further gains in the currency markets were experienced during May and June from short positions in the euro, Swiss franc, and Japanese yen relative to the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a
       flexible exchange rate, the rejection of the European
Union constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Smaller gains of approximately 1.5% were recorded in the energy markets from long positions in gas oil, crude oil, and heating oil as prices trended higher during January, February, and March amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Further gains were recorded during June from long positions in these markets as prices moved higher amid concerns that production facilities in Gulf of Mexico would be affected by a higher tropical storm and news of weak supply by the Energy Information Administration. A portion of the Partnership?s gains for the first six months was offset by losses of approximately 3.7% in the global stock index futures markets during January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. Then in April long positions in the U.S., Japanese, and European stock index futures experienced losses as
       global equity prices declined sharply towards the
beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, resulting in additional
losses from long positions.   Further losses in the global stock
index futures markets were experienced in June from short positions in U.S. equity index futures early in the month as prices increased on optimism regarding the future of the U.S. economy. Newly established long positions in U.S. equity index futures resulted in additional losses as prices declined towards the end of the month on investor worries regarding high oil prices.


For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(16,865,882) and expenses totaling $4,138,287, resulting in a net loss of $21,004,169 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $12.73 at March 31, 2004 to $11.32 at June 30, 2004.

The most significant trading losses of approximately 4.5% were generated in the global interest rate futures markets primarily during April from long European and U.S. interest rate futures
       positions as prices tumbled following the release of
stronger than expected U.S. jobs data. Additional losses were incurred during June from short positions in European interest rate futures as prices reversed higher on weaker-than-expected U.S. economic reports and the likelihood that the U.S. Federal Reserve would move slowly in raising interest rates. In the currency markets, losses of approximately 3.8% were experienced from long positions in the Australian dollar versus the U.S. dollar during April as the U.S. dollar benefited from rising interest rates and the perception that the U.S. economy was experiencing a sustainable recovery. Additional currency losses were experienced during April from long positions in the Canadian dollar against the U.S. dollar as the value of the Canadian dollar moved lower due to weakness in gold prices. Further losses were experienced during June from short positions in the Canadian dollar as its value reversed higher on expectations that the Bank of Canada would join the U.S. Federal Reserve in tightening interest rates. Smaller currency losses were incurred throughout the quarter from both long and short positions in the Japanese yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Within the global stock index markets, losses of approximately 1.7% were incurred during April and May from long positions in European equity index futures as prices drifted lower amid the continuing difficulties in Iraq, fears of global terrorism, and concerns of higher interest rates. A portion of the Partnership?s overall losses was offset by gains of approximately 0.6% in the energy
       markets, primarily during April and May from long futures positions in crude oil as prices increased sharply amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production and distribution.

The Partnership recorded total trading results including interest income totaling $7,648,746 and expenses totaling $11,309,637, resulting in a net loss of $3,660,891 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit increased from $11.14 at December 31, 2003 to $11.32 at June 30, 2004. The
net asset value per Unit increased in spite of the Partnership?s net loss for the period due to an influx of subscriptions that caused per Unit net losses in the second quarter to be less than per Unit net gains in the first quarter.

The most significant trading gains of approximately 7.1% were generated in the global interest rate markets, primarily during February and March, from long positions in European and U.S. interest rate futures as prices moved higher on speculation about European and U.S. interest rate policy, uncertainty in global equity markets, and safe-haven buying following a major terrorist attack in Madrid. Additional gains of approximately 2.5% were recorded in the currency markets from long positions in the British pound versus the U.S. dollar, primarily during January and February, as the pound increased sharply versus the dollar due to U.S. Current-Account deficits, concerns for potential terrorist attacks and looming expectations for a further increase of U.K.
       interest rates by the Bank of England.  Additional currency gains were recorded during January and February from short positions in the Swiss franc relative to the U.S. dollar as the value of the franc moved lower due to conflicting economic data out of Switzerland. Smaller gains were incurred primarily during January and February from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar strengthened due to significant interest rate differentials between the two countries and higher gold prices. Within the energy markets, gains of approximately 2.1% were generated during February, April, and May from long positions in crude oil futures as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC. A portion of the Partnership?s overall gains was offset by losses of approximately 1.9% in the global stock index futures markets during March from long European stock index futures positions as equity prices dropped amid terror attacks in Madrid, worse-than-expected German industrial production, and weak business confidence data. Further losses from long positions were incurred during May as European equity prices were negatively impacted by geopolitical concerns relating to Iraq, surging energy prices, and weaker-than-expected economic data.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $343 million and $206 million, respectively.

Primary Market             June 30, 2005      June 30, 2004
Risk Category	  	       Value at Risk      Value at Risk

Interest Rate				(2.86)%			(0.54)%

Currency					(2.18)			(0.92)

Equity					(1.34)  	      	(0.52)

Commodity		  			(1.11)   	      	(0.11)

Aggregate Value at Risk		(3.43)%  		    	(1.19)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category	High	Low	Average
Interest Rate	(2.86)%	(1.07)%	(1.87)%
Currency	(2.21)	(1.29)	(1.84)
Equity	(2.12)	(0.52)	(1.34)
Commodity	(1.11)	(0.10)	(0.60)
Aggregate Value at Risk	(3.43)%	(2.27)%	(2.83)%

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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 89% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-
       sensitive instruments, in relation to the Partnership?s Net
Assets.


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

       The following were the primary trading risk exposures of the Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s
       currency exposure is to exchange rate fluctuations,
primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2005, the Partnership?s major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at June 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposures were to the S&P 500 (U.S.), DAX (Germany), Euro Stoxx 50 (Europe),FTSE 100 (United Kingdom), Hang Seng (China), NASDAQ 100 (U.S.), IBEX 35 (Spain), and Nikkei 225 (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Commodity.
Energy. At June 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in euros, Japanese yen, British pounds, Australian dollars, Swiss francs, Canadian dollars, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

     (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS

											    SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		July 29, 2002	    333-85078
Additional Registration	18,000,000.000		February 26, 2003	333-103171
Additional Registration	 34,000,000.000 	  April 28, 2004	      333-113878
   Total Units Registered       55,000,000.000

Units sold through 6/30/05      31,233,893.938
Units unsold through 6/30/05    23,766,106.062

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2005 was $349,952,432.

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


       Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.


Item 6.  EXHIBITS
3.01	Form of Amended and Restated Limited Partnership
Agreement, by and among Demeter Management Corporation and
the Limited Partners, dated March 26, 2002, is
incorporated by reference to Exhibit A of the
Partnership?s Prospectus, dated April 25, 2005, filed with
the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on
April 29, 2005.
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
Attorney to be executed by purchasers of Units is incorporated by reference to Exhibit B of the Partnership?s Prospectus, dated April 25, 2005, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on April 29, 2005.

10.03	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933, as amended, on April 29, 2005.
10.04	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Charter Graham L.P., Morgan
Stanley Charter Millburn L.P., Morgan Stanley Charter
Welton L.P., Morgan Stanley Charter MSFCM L.P., Morgan
Stanley DW Inc., and JP Morgan Chase Bank, as escrow
agent, dated August 31, 2002, is incorporated by reference
to Exhibit 10.04 of the Partnership?s Registration
Statement on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.05	Customer Agreement between the Partnership and Morgan
Stanley DW Inc., dated September 30, 2002, is incorporated
by reference to Exhibit 10.05 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-103171)
filed with the Securities and Exchange Commission on
February 13, 2003.
10.05(a)	Form of Amendment No. 1 to the Customer Agreement between
the Partnership and Morgan Stanley DW Inc. is incorporated
by reference to Exhibit 10.05(a) of the Partnership?s
Post-Effective Amendment No. 2 to the Registration
Statement No. 333-113878 filed with the Securities and
Exchange Commission on March 31, 2005.
10.05(b)	Amendment No. 2 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated July 1,
2005, is filed herewith.
10.06	Customer Agreement, among the Partnership, Morgan Stanley
& Co. Incorporated, and Morgan Stanley DW Inc., dated
September 30, 2002, is incorporated by reference to
Exhibit 10.06 of the Partnership?s Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.07	Customer Agreement, between the Partnership and Morgan
Stanley & Co. International Limited, dated September 30,
2002, is incorporated by reference to Exhibit 10.07 of the Partnership?s Registration Statement on Form S-1 (File No.
333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.

10.08	Foreign Exchange and Options Master Agreement, between the
Partnership and Morgan Stanley & Co. Incorporated, dated
August 31, 2002, is incorporated by reference to Exhibit
10.08 of the Partnership?s Quarterly Report on Form 10-Q
(File No. 0-50064) filed with the Securities and Exchange
Commission on May 14, 2003.
10.09	Securities Account Control Agreement, among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated September 30, 2002, is incorporated
by reference to Exhibit 10.09 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-103171)
filed with the Securities and Exchange Commission on
February 13, 2003.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 15, 2005      By:/s/	Kevin Perry
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