Form 10-Q
period 2005-09-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2005-11-14
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes            No    X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X

	       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
 		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)..4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................27-39

Item 4.	Controls and Procedures................................40


PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds...............................................41

Item 6.	Exhibits...............................................42



       <table> PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	      December 31,
	          2005         	                2004
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	341,760,239	267,002,332

	Net unrealized gain (loss) on open contracts (MS&Co.)	15,850,089	(905,509)
	Net unrealized gain (loss) on open contracts (MSIL)	      538,715	         (91,713)

	     Total net unrealized gain (loss) on open contracts	  16,388,804   	       (997,222)

	     Total Trading Equity	358,149,043	266,005,110

Subscriptions receivable	11,325,975	14,332,785
Interest receivable (Morgan Stanley DW)	       918,603	         437,260

	     Total Assets	 370,393,621	  280,775,155

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	9,432,298	3,320,046
Accrued brokerage fees (Morgan Stanley DW)	1,717,161	1,372,469
Accrued management fees	       758,412	       581,926

	     Total Liabilities	  11,907,871	    5,274,441

Partners? Capital

Limited Partners (28,740,482.570 and
	  23,535,882.766 Units, respectively)	354,639,084	272,588,976
General Partner (311,739.560 and
	  251,405.283 Units, respectively)	     3,846,666	     2,911,738

	     Total Partners? Capital	  358,485,750	  275,500,714

	     Total Liabilities and Partners? Capital	 370,393,621	  280,775,155


NET ASSET VALUE PER UNIT	           12.34	            11.58

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



          For the Three Months	                            For the Nine
Months
  	      Ended September 30,      	         Ended September 30,


                         2005   	        2004    	       2005   	    2004
                           $	               $	          $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	  2,646,444		    690,900 		  6,243,197
1,379,960

EXPENSES
	Brokerage fees (Morgan Stanley DW)	5,218,288	3,343,347	14,420,153	8,289,961
	Management fees	2,304,743      	    1,417,578	6,206,334 	   3,514,942
	Incentive fee	          ?         	          ?            	          ?        	    4,265,659

		   Total Expenses 	     7,523,031	    4,760,925	  20,626,487	   16,070,562

NET INVESTMENT LOSS 	   (4,876,587)	   (4,070,025)	  (14,383,290)	 (14,690,602)

TRADING RESULTS
Trading profit (loss):
	Realized	 6,486,778	(14,419,587)	19,160,706	2,276,947
	Net change in unrealized	  (4,961,090)	   9,764,709 	   17,386,026	          27,861

	           Total Trading Results	   1,525,688	  (4,654,878)	  36,546,732	  2,304,808

NET INCOME (LOSS)	 (3,350,899)	  (8,724,903)		  22,163,442	 (12,385,794)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(3,310,154)	  (8,630,556)	21,928,514	(12,250,787)
	General Partner 	(40,745)	(94,347)	234,928	(135,007)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	(0.12)	                    (0.46)	0.76 		(0.28)
	General Partner                                                   	 (0.12)                    (0.46)	 	0.76	(0.28)







	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2003	9,989,868.793	110,098,161	1,230,037	111,328,198

Offering of Units	11,555,823.388	134,054,586	1,410,000	135,464,586

Net Loss                                                               ?                 	(12,250,787)	(135,007)	(12,385,794)

Redemptions	    (650,398.219)	 (7,427,368)	         ?    	  (7,427,368)

Partners? Capital,
September 30, 2004	  20,895,293.962	 224,474,592	 2,505,030	 226,979,622




Partners? Capital,
   December 31, 2004	23,787,288.049	272,588,976	2,911,738	275,500,714

Offering of Units	9,168,963.862	106,630,606	700,000	107,330,606

Net Income                                                              ?                   21,928,514		234,928	22,163,442

Redemptions	    (3,904,029.781)	 (46,509,012)	         ?    	  (46,509,012)

Partners? Capital,
September 30, 2005	  29,052,222.130	 354,639,084	 3,846,666	 358,485,750









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


<caption>	          For the Nine Months Ended September 30,

                                             2005                         2004
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	22,163,442	(12,385,794)
Noncash item included in net income (loss):
     Net change in unrealized	(17,386,026)	(27,861)

Increase in operating assets:
     Interest receivable (Morgan Stanley DW)	(481,343)	(186,902)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	344,692	645,598
    	Accrued management fees	176,486		273,734
	Accrued incentive fee	             ?    	                (9,503)

Net cash provided by (used for) operating activities	  4,817,251   	    (11,690,728)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	110,337,416	 134,804,771

Cash paid from redemptions of Units	   (40,396,760)	   (7,003,108)

Net cash provided by financing activities	    69,940,656	   127,801,663

Net increase in cash	74,757,907	    116,110,935

Balance at beginning of period	   267,002,332	     97,828,371

Balance at end of period	 341,760,239	   213,939,306











	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, was reduced to a flat-rate

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 6.25% of the Partnership?s Net Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-
Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	$	$	  $

Sep. 30, 2005     7,565,307      8,823,497
Jun. 2006	     Dec. 2005
Dec. 31, 2004     3,746,156   (4,743,378)	        (997,222)
   Sep. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co.,
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $349,325,546 and $270,748,488 at September 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $4,172,132 and expenses totaling $7,523,031, resulting in a net loss of $3,350,899 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $12.46 at June 30, 2005 to $12.34 at September 30, 2005.

The most significant trading losses of approximately 5.1% were recorded in the global interest rate futures markets throughout the quarter from both long and short positions in European, the U.S., and Japanese fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Additional losses of approximately 1.7% were recorded within the currency markets during August from long U.S. dollar positions against the Swiss franc, Canadian dollar, and New Zealand dollar as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Further losses in the currency sector were recorded during September from long positions in the British pound relative to the U.S. dollar as the value of the
       pound weakened after news that the British economy
experienced its slowest growth in twelve years during the second quarter of 2005 and expectations for further interest rate cuts by the Bank of England. Additional losses in September were recorded from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar weakened on fears for an economic slow-down in New Zealand during 2006. Finally, losses were incurred from short positions in the Canadian dollar against the U.S. dollar as the value of the Canadian dollar increased against most its major rivals amid strength in the equity markets. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 4.3% in the global stock index futures markets, primarily during July and September from long positions in Japanese and European equity index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by
       rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as equity prices rose amid a decline in oil prices and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. In the energy markets, gains of approximately 2.8% were recorded during August from long positions in crude oil and its related products, and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Smaller gains of approximately 0.4% were experienced in the metals markets from long positions in copper futures as prices trended higher throughout the quarter amid consistent strong demand from China.



The Partnership recorded total trading results including interest income totaling $42,789,929 and expenses totaling $20,626,487, resulting in net income of $22,163,442 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $11.58 at December 31, 2004 to $12.34 at September 30, 2005.

       The most significant trading gains of approximately 4.4%
were recorded in the energy markets from long positions in crude oil and its related products as prices trended higher during January, February, and March amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Further gains were recorded during June from long positions in these markets as prices moved higher amid concerns that production facilities in Gulf of Mexico would be affected by a higher tropical storm and news of weak supply. Additional gains in the energy markets were recorded during August from long positions in crude oil and its related products, and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Within the global interest rate futures markets, gains of approximately 3.3% were experienced during January from long positions in European bond futures as prices moved higher due to conflicting economic data out of the European Union and uncertainty in the equity markets. Further gains were recorded in March and April from long positions in European interest rate futures as prices strengthened due to weakness in the equity markets. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors
       sought the ?safe-haven? of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected the European Union?s constitution. During June, gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data. Later in the month, long positions in European interest rate futures experienced gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately 2.3% were recorded in the currency markets, during March from short positions in the Japanese yen against the U.S. dollar as the value of the yen declined due to investor pessimism regarding the long-term future of the Japanese economy. Additional gains in the currency markets were experienced during May and June from short positions in the euro and Japanese yen relative to the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. In July, gains were recorded from long U.S. dollar positions against the Japanese yen as the value of the U.S. dollar continued to move higher on news that the U.S. Current-Account deficit had narrowed. Finally, in September gains were recorded from long U.S. dollar positions relative to the Japanese yen and the euro as the value of the U.S. dollar moved higher amid bolstered expectations that the U.S. Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. Within the metals markets, gains of approximately 0.5% were experienced during February, June, July, August, and September from long positions in copper futures as prices trended higher amid consistent strong demand from China. Smaller gains of approximately 0.4% were recorded in the global stock index futures markets during February from long positions in Pacific Rim and European equity index futures as prices moved higher early in the month amid the elections in Iraq and lower-than expected unemployment data out of the U.S. Pacific Rim equity prices were also pushed higher when positive economic data painted a brighter picture of the Far East Region?s economy. Additional gains were recorded during July and September from long positions in Japanese and European equity index futures.


For the Three and Nine Months Ended September 30, 2004
       The Partnership recorded total trading results including interest income totaling $(3,963,978) and expenses totaling $4,760,925, resulting in a net loss of $8,724,903 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $11.32 at June 30, 2004 to $10.86 at September 30, 2004.

The most significant trading losses of approximately 2.1% were incurred during July from long positions in European and U.S. equity index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and government warnings concerning potential terrorist attacks. Further losses were recorded from newly established short positions late in the month as U.S. equity prices reversed higher due to a better-than-expected consumer confidence report and the release of strong earnings in Great Britain, France, and Germany. During September, losses resulted from long positions in European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Additional losses resulted from short positions in Nasdaq 100 Index futures in the first half of the month as prices drifted higher after better-than-expected earnings. In the currency markets, losses of approximately 1.4% were recorded during August from positions in the euro relative to the U.S. dollar as the value of the euro experienced short-term volatility due to conflicting economic
       data and surging energy prices throughout a majority of the month. Additional losses in August were incurred from long positions in the British pound versus the U.S. dollar as the value of the pound reversed lower due to speculation that the Bank of England will not increase interest rates as much as expected. Elsewhere in the currency markets, losses were incurred during September from long positions in the Japanese yen relative to the U.S. dollar as the value of the yen declined amid surprisingly low second quarter growth, weakness in the equity markets, and the repatriation of funds by Japanese exporters. Further losses were recorded from short positions in the Swiss franc against the U.S. dollar as that currency?s ?safe-haven? status pushed its value higher in reaction to major geopolitical concerns. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.7% in global interest rate futures markets, primarily during August, from long positions in European interest rate futures as global bond prices trended higher, boosted by a surge in oil prices earlier in the month, a drop in equity prices, and a mixed economic picture generated by reports on U.S. retail sales, jobless claims, and trade deficit.


The Partnership recorded total trading results including interest income totaling $3,684,768 and expenses totaling $16,070,562, resulting in a net loss of $12,385,794 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit
       decreased from $11.14 at December 31, 2003 to $10.86 at
September 30, 2004.

The most significant trading losses of approximately 4.0% were incurred in the global stock index markets, primarily during March, from long European stock index futures positions as equity prices dropped on terror attacks in Madrid, worse-than-expected German industrial production, and weak business confidence data. Further losses were recorded during July from long positions in European and U.S. equity index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and government warnings concerning potential terrorist attacks. Later in the month, losses were recorded from newly established short positions as U.S. equity prices reversed higher due to a better-than-expected consumer confidence report and the release of strong earnings in Great Britain, France, and Germany. During September, losses continued from long positions in European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Further losses were experienced in September from short positions in Nasdaq 100 Index futures in the first half of the month as prices drifted higher after better-than-expected earnings.
 A portion of the Partner-ship?s overall losses for the first nine months of the year was offset by gains of approximately 8.8% generated in the global interest rate markets, primarily during February, March, and August, from long positions in European and U.S. interest rate futures as prices moved higher on speculation about European and U.S. interest rate policy, uncertainty in global equity markets, and ?safe-haven? buying following major geopolitical concerns. Additional gains of approximately 1.9% were recorded in the energy markets, primarily during February, April, and May, from long futures positions in crude oil and its related products as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC. Smaller gains of approximately 1.0% were experienced in the currency markets during January, February, and September from long positions in the New Zealand and Canadian dollar versus the U.S. dollar as the value of these ?commodity currencies? strengthened due to higher gold prices and interest rate hikes by the Reserve Bank of New Zealand and the Bank of Canada. Smaller gains were recorded from long positions in the British pound versus the U.S. dollar, primarily during January and February, as the pound increased sharply versus the U.S. dollar due to U.S. Current-Account deficits, concerns for potential terrorist attacks, and looming expectations for a further increase of U.K. interest rates by the Bank of England.


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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $358 million and $227 million, respectively.

Primary Market         September 30, 2005   September 30, 2004
Risk Category	  	      Value at Risk        Value at Risk

Currency					(1.89)%			(1.29)%

Equity					(1.55)			(0.52)

Interest Rate				(0.56)  	      	(2.25)

Commodity		  			(0.29)   	      	(0.10)

Aggregate Value at Risk		(3.30)%  		    	(2.27)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category	High	Low	Average
Currency	(2.21)%	(1.68)%	(1.99)%
Equity	(2.12)	(1.34)	(1.60)
Interest Rate	(2.86)	(0.56)	(1.45)
Commodity	(1.11)	(0.29)	(0.65)
Aggregate Value at Risk	(3.43)%	(2.55)%	(3.08)%

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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets. Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange
Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2005, the Partnership?s major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the S&P 500 (U.S.), DAX (Germany), Nikkei 225
       (Japan), Euro Stoxx 50 (Europe), NASDAQ 100 (U.S.), Hang
Seng (China), IBEX 35 (Spain), FTSE 100 (United Kingdom), and SPI 200 (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, the U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in
       short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:
Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in euros, British pounds, Japanese yen, Hong Kong dollars, Canadian dollars, Swiss francs, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into the U.S. dollars upon liquidation of their respective positions.

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


       PART II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS

											    SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		July 29, 2002	    333-85078
Additional Registration	18,000,000.000		February 26, 2003	333-103171
Additional Registration	 34,000,000.000 	  April 28, 2004	      333-113878
   Total Units Registered       55,000,000.000

Units sold through 9/30/05      34,442,428.581
Units unsold through 9/30/05    20,557,571.419

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2005 was $389,290,209.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 6.  EXHIBITS
10.05(a)	Amendment No. 1 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of July
31, 2003, is filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 14, 2005    By:/s/ Kevin Perry
  	    Kevin Perry
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.























MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)