Form 10-K
period 2005-12-31
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2006-03-31
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2005 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check-mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes          No  X

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check-mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$339,761,138 at June 30, 2005.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005
	                               Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item 1.		Business. . . . . . . . . . . . . . . . . . . . . . . .. 2?5

	Item 1A.		Risk Factors. . . . . . . . . . . . . . . . . . . . . . .5-6

	Item 1B.		Unresolved Staff Comments . . . . . . . . . . . . . . . . .6

	Item 2.		Properties. . . . . . . . . . . . . . . . .  . . . . . . . 6

	Item 3.		Legal Proceedings.. . . . . . . . . . . . . . . . . .  . . 6

	Item 4.		Submission of Matters to a Vote of Security Holders. . . . 6

Part II.

	Item 5.			Market for the Registrant's Partnership Units
				and Related Security Holder Matters . . . . . . . . . . .7?8

	Item 6.		Selected Financial Data . . . . . . . . . . . . . . . . . .9

	Item 7.		Management's Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . .10?27

	Item 7A.			Quantitative and Qualitative Disclosures About
			Market Risk . . . . . . . . . . . . . . . . . . . . . .27?41

	Item 8.		Financial Statements and Supplementary Data. . . . . . . .42

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .42

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .43-45

	Item 9B.		Other Information . . . . . . . . . . . . . . . . . . . . 45

Part III.

	Item 10.		Directors and Executive Officers of the Registrant. ..	46?51
	Item 11. 	Executive Compensation . . . . . . . . . . . . . . . . . .51
	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management. .. . . . . . . .  . . . . . . . . . . . . 52
	Item 13. 	Certain Relationships and Related Transactions. . . . . . 52

	Item 14. 	Principal Accounting Fees and Services . . . . . . . . 53?54

Part IV.

	Item 15.			Exhibits and Financial Statement Schedules . . . . . .	55?56


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K

	Partnership's Prospectus dated
  	April 25, 2005 	       I

	Partnership?s Supplement to the
	Prospectus dated December 8, 2005		  I

	Annual Report to Morgan Stanley
	Charter Series Limited Partners
	for the year ended December 31, 2005	  II, III, and IV






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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Effective January 2006, Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all the options on foreign currency forward contracts. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley.
       Campbell & Company, Inc. (the ?Trading Advisor?) is the
trading advisor to the Partnership.

Units of limited partnership interest (?Unit(s)?) are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership began the year at a net asset value per Unit of $11.58 and increased by 9.7% to $12.70 on December 31, 2005. For a more detailed description of the Partnership?s business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's
       prospectus dated April 25, 2005 (the ?Prospectus?) and the Partnership?s supplement to the Prospectus dated December 8, 2005 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.

	Facets of Business
	1.	Summary	1.	"Summary" (Pages 1-9 of the
Prospectus and Pages S-1 ?
S-2 of the Supplement).

	2.	Futures, Options, and	      2.	 "The Futures, Options, and
		Forwards Markets          	    Forwards Markets? (Pages
				   116?121 of the Prospectus).

	3.	Partnership's Trading	3.	 ?Use of Proceeds? (Pages
		Arrangements and	               24-25 of the Prospectus).
		Policies		 ?The Trading Advisors?
			(Pages 66-91 of the
			 Prospectus and Pages S-30 ?
			 S-35 of the Supplement).

	4.	Management of the Part-	4.	 ?The Trading Advisors ?
      		nership		  Management Agreements?
		 		(Page 66 of the Prospectus).
				?The General Partner?
			(Pages 59-65 of the
			 Prospectus and Page
			 S-29 of the Supplement).
		 	?The Commodity Brokers?
			(Pages 94-95 of the
			 Prospectus) and ?The
			 Limited Partnership
			 Agreements? (Pages 97-
			 100 of the Prospectus).

	5. Taxation of the Partner-	5.?Material Federal Income
		   ship?s Limited Partners		 Tax Considerations? and
					?State and Local Income Tax
					 Aspects" (Pages 107?115 of
					 the Prospectus and Page
					 S-38 of the Supplement).

(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference
Room at 100 F Street, N.E., Washington, D.C.   20549.  Please call
the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The Partnership is in the business of speculative trading of futures, forward, and options. For a detailed description of the risks that may affect the Partnership or the limited partnership interests offered by the Partnership, see those portions of the
       Partnership?s Prospectus and the Partnership?s Supplement,
incorporated by reference in this Form 10-K, set forth in the ?Risk Factors? section of the Prospectus at pages 10-15 and the ?Risk Factors? section of the Supplement at pages S-2 ? S-3.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

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

(b)	Holders. The number of holders of Units at December 31, 2005 was approximately 11,990.

(c)	Distributions. No distributions have been made by the
Partnership since it commenced trading operations on October 1, 2002. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

(d)	Securities Sold; Consideration. Units are continuously sold
at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through December 31, 2005 was $434,560,232.

(e) Underwriter. The managing underwriter for the Partnership is Morgan Stanley DW.

(f) Use of Proceeds.
					SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		July 29, 2002	333-85078
Additional Registration	18,000,000.000		February 26, 2003	333-103171
Additional Registration	 34,000,000.000 	  April 28, 2004	      333-113878
   Total Units Registered       55,000,000.000

Units sold through 12/31/05     37,831,485.389

Units unsold through 12/31/05   17,168,514.611

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus included as part of the above referenced Registration Statements.
       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)
											 	For the
											    Period from
									     		   October 1, 2002
								       		  (commencement of
			          For the Years Ended December 31,          operations) to
				   2005 	     2004             2003 	  December 31, 2002
Total Trading Results
including interest
income                  61,141,957    24,521,854       13,377,361	          107,809

Net Income (Loss)       32,367,320     3,033,128        7,350,048 	        (175,436)

Net Income (Loss)
Per Unit (Limited
& General Partners)	           1.12          0.44	             1.56  	          (0.42)

Total Assets     	      400,633,910   280,775,155      	112,887,667       19,743,654

Total Limited
Partners' Capital	      388,854,021   272,588,976      	110,098,161       19,384,720

Net Asset Value
Per Unit                     12.70         11.58	            11.14	             9.58































       Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of
       operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

The Partnership recorded total trading results including interest income totaling $61,141,957 and expenses totaling $28,774,637, resulting in net income of $32,367,320 for the year ended December 31, 2005. The Partnership?s net asset value per Unit increased from $11.58 at December 31, 2004 to $12.70 at December 31, 2005.
Total redemptions and subscriptions for the year were $66,061,364 and $151,257,643, respectively, and the Partnership?s ending capital was $393,064,313 at December 31, 2005, an increase of $117,563,599 from ending capital at December 31, 2004 of $275,500,714.

The most significant trading gains of approximately 7.0% were recorded in the global interest rate futures markets during January from long positions in European bond futures as prices moved higher due to conflicting economic data out of the European Union and uncertainty in the equity markets. Further gains were recorded in March and April from long positions in European interest rate futures as prices strengthened due to weakness in the equity markets. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may
       have experienced significant losses.  Prices then continued
to strengthen after European Central Bank representatives rejected calls for increases in European interest rates and French voters rejected the European Union constitution. During June, gains were recorded from long positions in European interest rate futures as prices trended higher due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data. Later in June, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately 6.9% were recorded in the currency markets during March from short positions in the Japanese yen against the U.S. dollar as the value of the yen declined due to investor pessimism regarding the long-term future of the Japanese economy. Additional gains were experienced during May and June from short positions in the euro and Japanese yen relative to the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. In July, gains were recorded from long U.S. dollar positions against the Japanese yen as the value of the U.S. dollar continued to move higher on news that the U.S. Current-Account deficit had narrowed. In September, additional gains were recorded from long U.S. dollar positions relative to the Japanese yen and the euro as the value of the U.S. dollar moved higher amid
       bolstered expectations that the U.S. Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. During the fourth quarter, long U.S. dollar positions relative to the Japanese yen and the euro recorded additional gains as the value of the U.S. dollar trended higher due to significant interest rate differentials between the U.S., Japan, and the European Union. In the energy markets, gains of approximately 3.3% were recorded from long positions in crude oil and its related products as prices trended higher during January, February, and March amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Further gains were recorded during June from long positions as prices moved higher amid concerns that production facilities in Gulf of Mexico would be affected by a tropical storm and news of weak supply. Additional gains in the energy markets were recorded during August from long positions in crude oil, its related products, and natural gas futures as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs. Finally, in December, long positions in crude oil resulted in gains as prices finished higher after news of a rebound in energy demand. Within the metals
       markets, gains of approximately 1.1% were experienced throughout a majority the year from long positions in copper futures as prices trended higher amid persistent demand from China. A portion of the Partnership?s gains for year was offset by losses of approximately 2.7% in the global stock index futures markets. Losses were recorded during January from long positions in U.S. equity index futures as prices finished lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. In April, long positions in U.S. stock index futures experienced losses as prices declined sharply towards the beginning of the month on concerns for economic growth. Weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April. Further losses in the global stock index futures markets were experienced in June from short positions in U.S. equity index futures as prices increased early in the month on optimism regarding the future of the U.S. economy. Newly established long positions in U.S. equity index futures resulted in additional losses as prices declined towards the end of the month on investor worries regarding high oil prices. Finally in October, losses were recorded from long positions in U.S. stock index futures as prices declined amid negative market sentiment, economic uncertainties due to the
       devastating effects of Hurricanes Katrina and Rita, and persistent warnings on U.S. inflation by the U.S. Federal Reserve.


The Partnership recorded total trading results including interest income totaling $24,521,854 and expenses totaling $21,488,726, resulting in net income of $3,033,128 for the year ended December 31, 2004. The Partnership?s net asset value per Unit increased from $11.14 at December 31, 2003 to $11.58 at December 31, 2004.
Total redemptions and subscriptions for the year were $14,485,166 and $175,624,554, respectively, and the Partnership?s ending capital was $275,500,714 at December 31, 2004, an increase of $164,172,516 from ending capital at December 31, 2003 of $111,328,198.

The most significant trading gains of approximately 13.8% were generated in the global interest rate markets, primarily during February, March, and August, from long positions in European and U.S. interest rate futures as prices moved higher on speculation about European and U.S. interest rate policy, uncertainty in the global equity markets, safe-haven buying amid major geopolitical concerns, and surging energy prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which
       created strong demand for euro-denominated investments.
Additional gains of approximately 2.5% were experienced in the currency markets during January, February, September, October, and November from long positions in the New Zealand and Canadian dollar versus the U.S. dollar as the value of these ?Commodity Currencies? strengthened due to higher gold prices and interest rate hikes by the Reserve Bank of New Zealand and the Bank of Canada. The widening U.S. Current-Account deficit, concerns for potential terrorist attacks, and rising oil prices also pulled the value of the U.S. dollar lower versus these currencies, as well as against the British pound. The value of the British pound was bolstered during January, February, and November by looming expectations for further increases in U.K. interest rates by the Bank of England. Elsewhere in the currency markets, gains were accumulated during January and February from short positions in the Swiss franc relative to the U.S. dollar as the value of the franc moved lower due to conflicting economic data out of Switzerland. Long positions in the Swiss franc relative to the U.S. dollar resulted in additional gains in November as the value of the U.S. dollar declined due to investor perceptions that the Bush Administration was unlikely to intervene in the currency markets to strengthen the U.S. dollar. Smaller gains of approximately 2.2% were recorded in the energy markets, primarily during February, April, and May, from long futures positions in
       crude oil and its related products as prices trended higher amid fears of potential terrorist attacks on Saudi Arabian oil facilities, disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 2.0% in the global stock index markets, primarily during March, from long European stock index futures positions as equity prices dropped due to terror attacks in Madrid, worse-than-expected German industrial production, and weak business confidence data. Further losses were recorded during July from long positions in European equity index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and government warnings concerning potential terrorist attacks.
During September, losses continued from long positions in European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Elsewhere in the global stock index futures markets, losses were recorded from positions in Japanese equity index futures during May, October, and November as prices moved without consistent direction amid conflicting economic data regarding a Japanese economic recovery and volatility in the energy markets. Smaller losses of approximately 0.6% were incurred in the metals markets from both long and short positions in nickel futures as prices
       moved erratically throughout most of the year amid
conflicting news regarding supply and demand and volatility in the U.S. dollar.

The Partnership recorded total trading results including interest income totaling $13,377,361 and expenses totaling $6,027,313, resulting in net income of $7,350,048 for the year ended December 31, 2003. The Partnership?s net asset value per Unit increased from $9.58 at December 31, 2002 to $11.14 at December 31, 2003. Total redemptions and subscriptions for the year were $5,661,166 and $90,036,873, respectively, and the Partnership?s ending capital was $111,328,198 at December 31, 2003, an increase of $91,725,755 from ending capital at December 31, 2002 of $19,602,443.

The most significant trading gains of approximately 29.1% in the currency markets were produced from long positions in the euro, British pound, and Japanese yen versus the U.S. dollar during a majority of the year as the value of the U.S. dollar declined sharply due to geopolitical uncertainty and negative economic data. Additional currency gains were recorded from long positions in the Australian dollar, New Zealand dollar, South African rand, and Canadian dollar against the U.S. dollar as the value of the ?Commodity Currencies? increased versus the U.S. dollar on the heels of higher commodity prices and a significant
       interest rate differential between these countries and the U.S. In the global stock index futures markets, gains of approximately 5.7% were experienced from long positions in U.S., Pacific Rim, and European stock index futures as global equity prices moved higher throughout a majority of the year due to continued optimism regarding a global economic recovery. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 3.7% recorded in the global interest rate markets primarily during the third quarter from positions in U.S., European, and Japanese interest rate futures as prices first declined during July amid rising interest rates and a rally in global equities and prices then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced. Additional losses of approximately 1.2% were recorded in the energy markets, primarily during October, as the Partnership entered the month with short natural gas positions that proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. In December, long futures positions in natural gas resulted in further losses as prices fell sharply following mild temperatures across the U.S. and the U.S. Department of Energy reports of increases in inventories that
       were much larger than expected.  Elsewhere in the energy markets, losses were recorded from futures positions in crude oil and its related products during September as prices trailed lower throughout a majority of the month and then unexpectedly reversed higher after OPEC announced that it would move to reduce output.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2005 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the
       Partnership is subject to the market risk that such
contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

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

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options
       contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of the Partnership?s net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange
       by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

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

       For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the
       Partnership to typically be many times the total
capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934).  All quantitative disclosures in this section are deemed
       to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses
       approximately four years of daily market data (1,000
observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.


       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2005 and 2004. At December 31, 2005 and 2004, the Partnership?s total capitalization was approximately $393 million and $276 million, respectively.

Primary Market 	  December 31, 2005		December 31, 2004
Risk Category           Value at Risk		   Value at Risk

Currency				   (1.51)%			 (2.21)%

Interest Rate			   (1.19)				 (1.29)

Equity				   (0.84)	  	 	      (2.12)

Commodity				   (1.52)	  		      (0.40)

Aggregate Value at Risk	   (3.30)%		      (3.04)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or
       even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2005 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2005 through December 31, 2005.

Primary Market Risk Category     High          Low       Average

Currency					  (2.18)%		(1.51)%	 (1.82)%

Interest Rate				  (2.86)	     (0.56)	 (1.42)

Equity					  (1.55)		(0.84)	 (1.28)

Commodity					  (1.52)		(0.29)	 (0.93)

Aggregate Value at Risk  	  (3.43)%	  	(2.55)%	 (3.15)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2004 and for the four quarter-end reporting periods during calendar year 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2005, such amount is equal to approximately 87% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net
Assets.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at December 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations.
At December 31, 2005, the Partnership?s major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the European,
       U.S., Australian, Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At December 31, 2005, the Partnership had market exposure to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2005, the
       Partnership?s primary exposures were to the S&P 500
(U.S.), DAX (Germany), NASDAQ 100 (U.S.), Euro Stoxx 50 (Europe), CAC 40 (France), Nikkei 225 (Japan), FTSE 100 (United Kingdom), Hang Seng (China), IBEX 35 (Spain), SPI 200 (Australia), and TAIWAN (Taiwan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at December 31, 2005, was to the energy sector. The
Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and
       supply and demand factors and will likely continue
in this choppy pattern.

Metals.	At December 31, 2005, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and zinc, and precious metals, such as gold.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2005 were in euros, British pounds, Hong Kong dollars, Japanese yen, Canadian dollars, Australian dollars, and Swiss francs.
The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into
       U.S. dollars upon liquidation of their respective
positions.


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:


Summary of Quarterly Results (Unaudited)


Quarter   Total Trading Results        Net  		  Net Income/
Ended	   including interest income 	Income/(Loss)  (Loss) Per Unit

2005
March 31       $ (4,093,628)	    $(10,337,040) 	    $(0.43)
June 30 		  42,711,425	   	 35,851,381		 1.31
September 30	   4,172,132	    	 (3,350,899)	     (0.12)
December 31      18,352,028	   	 10,203,878	      0.36

Total			$ 61,141,957	    $ 32,367,320	    $ 1.12


2004
March 31       $ 24,514,628	    $ 17,343,278 	    $ 1.59
June 30 		 (16,865,882)	   	(21,004,169)		(1.41)
September 30	  (3,963,978)	    	 (8,724,903)	     (0.46)
December 31      20,837,086	   	 15,418,922	      0.72

Total			$ 24,521,854	    $  3,033,128	    $ 0.44




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

(b)	There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.



Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of
       Financial Statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become
       inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005.

Item 9B.  OTHER INFORMATION
None.
                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2005, Mr. Raymond A. Harris resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. Todd Taylor resigned his position as a
Director of Demeter.

Effective May 1, 2005, Mr. William D. Seugling resigned his position as a Director of Demeter.

Effective May 1, 2005, Ms. Louise M. Wasso-Jonikas resigned her position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 44 is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Alternative Investments Group, responsible for overseeing all aspects of the firm?s Managed
       Futures Department. Mr. Rothman has been with the Managed
Futures Department for nineteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 54, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984, where he is presently an Executive Director in the Fixed Income Department. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Ms. Shelley Hanan, age 45, is a Director of December. Ms. Hanan joined Morgan Stanley in 1984. She eventually became the Regional Manager of the Southwest for Private Wealth Management and a Senior Representative for the Morgan Stanley Foundation in Southern California. Her focus was senior relationship management of the firm?s largest private clients in the Southwest. Since January 2005, Ms. Hanan has held the position of Chief Operating Officer of the U.S. Client Coverage Group and is a Managing Director. Ms. Hanan graduated from the University of California at San Diego with a B.A. in Psychology.

Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 40, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in
       1990 and has served in many roles in the corporate
finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Harry Handler, age 47, is a Director of Demeter. Mr. Handler serves as an Executive Director for Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Investment Solutions Division as Chief Infrastructure and Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List
       from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Mr. Kevin Perry, age 36, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Kevin Perry is the audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ourcommitment/ codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners ? At December
31, 2005, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management ? At December 31, 2005,
Demeter owned 331,424.599 Units of general partnership interest, representing a 1.07 percent interest in the Partnership.

(c) Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $20,072,049 for the year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2005.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessment of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $39,325 for the year ended December 31, 2005 and $38,825 for the year ended December 31, 2004.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2005 and 2004 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to
       provide services in connection with tax compliance, tax advice, and tax planning.

 (4) All Other Fees.  None.

The Board of Directors of Demeter serves as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by Morgan Stanley DW through the brokerage fees paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.
       PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
 The following Financial Statements
    registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2005, 2004, and 2003.

-	Statements of Financial Condition, including the Schedules
of Investments, as of December 31, 2005 and 2004.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2005, 2004, and
2003.

-	Notes to Financial Statements.

 With the exception of the
1580:
information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2005, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
 No Financial Statement schedules are
         required to be filed with  this report.

3.  Exhibits
  For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Page E-1 ? E-3.




      	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MORGAN STANLEY CHARTER CAMPBELL L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 31, 2006		BY: /s/ Jeffrey A. Rothman
                              Jeffrey A. Rothman, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Jeffrey A. Rothman                    		March 31, 2006
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2006
           Richard A. Beech, Director

    /s/    Shelley Hanan   	              	March 31, 2006
           Shelley Hanan, Director

    /s/    Frank Zafran		           		March 31, 2006
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2006
	 	Douglas J. Ketterer, Director

    /s/	Harry Handler		                 	March 31, 2006
	  	Harry Handler, Director

    /s/  	Kevin Perry			                 	March 31, 2006
	    	Kevin Perry, Chief Financial Officer
       EXHIBIT INDEX
ITEM
3.01	Form of Amended and Restated Limited Partnership
Agreement, by and among Demeter Management Corporation
and the Limited Partners, dated March 26, 2002, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
3.02	Certificate of Limited Partnership of the Partnership,
dated March 26, 2002, is incorporated by reference to
Exhibit 3.02 of the Partnership's Registration Statement
on Form S-1 (File No. 333-85078) filed with the
Securities and Exchange Commission on March 28, 2002.
10.01	Management Agreement, among the Partnership, Demeter
Management Corporation, and Campbell & Company, Inc.,
dated September 30, 2002, is incorporated by reference
to Exhibit 10.01 of the Partnership's Registration
Statement on Form S-1 (File No. 333-103171) filed with
the Securities and Exchange Commission on February 13,
2003.
 10.01(a)Amendment No. 1 Management Agreement, among the
Partnership, Demeter Management Corporation, and
Campbell & Company, Inc., dated July 31, 2003, is
incorporated by reference to Exhibit 10.01(a) of the
Partnership?s Form 8-K (File No. 0-50064) filed with the
Securities and Exchange Commission on March 10, 2004.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
10.03	Form of Subscription Agreement Update Form to be
executed by purchasers of Units is incorporated by
reference to Exhibit C of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on April 29, 2005.
10.04	Amended and Restated Escrow Agreement among the Partner-
ship, Morgan Stanley Charter Graham L.P., Morgan Stanley
Charter Millburn L.P., Morgan Stanley Charter Welton
L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley
DW Inc., and JP Morgan Chase Bank, as escrow agent,
dated August 31, 2002, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Registration
Statement on Form S-1 (File No. 333-103171) filed with
the Securities and Exchange Commission on February 13,
2003.
10.05	Customer Agreement between the Partnership and Morgan
Stanley DW Inc., dated September 30, 2002, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-103171) filed with the Securities and Exchange
Commission of February 13, 2003.
  10.05(a)Amendment No. 1 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc. is incorporated by
reference to Exhibit 10.05(a) of the Partnership?s Form
10-Q (File No. 0-50064) filed with the Securities and
Exchange Commission on November 14, 2005.
  10.05(b)Amendment No. 2 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated July 1,
2005, is incorporated by reference to Exhibit 10.05(b) of
the Partnership?s Form 10-Q (File No. 0-50064) filed with
the Securities and Exchange Commission on August 11,
2005.
  10.06	Customer Agreement, among the Partnership, Morgan Stanley
& Co. Incorporated, and Morgan Stanley DW Inc., dated
September 30, 2002, is incorporated by reference to
Exhibit 10.06 of the Partnership?s Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
  10.07	Customer Agreement, between the Partnership and Morgan
Stanley & Co. International Limited, dated September 30,
2002, is incorporated by reference to Exhibit 10.07 of
the Partnership?s Registration Statement on Form S-1
(File No. 333-103171) filed with the Securities and
Exchange Commission on February 13, 2003.

 10.08	Foreign Exchange and Options Master Agreement, between the
Partnership and Morgan Stanley & Co. Incorporated, dated
August 31, 2002, is incorporated by reference to Exhibit
10.08 of the Partnership?s Quarterly Report on Form 10-Q
(File No. 0-50064) filed with the Securities and Exchange
Commission on May 14, 2003.
  10.09	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated September 30, 2002, is incorporated
by reference to Exhibit 10.09 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-103171)
filed with the Securities and Exchange Commission on
February 13, 2003.
13.01	December 31, 2005 Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Morgan Stanley
                                                                 Charter Series

  December 31, 2005
  Annual Report

    [LOGO] Morgan Stanley

MORGAN STANLEY CHARTER SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.

                                                                                                 INCEPTION-  COMPOUND
                                                                                                  TO-DATE   ANNUALIZED
                   1994    1995 1996 1997 1998   1999    2000  2001    2002   2003  2004   2005    RETURN     RETURN
FUND                %       %    %    %    %      %       %     %       %      %     %      %        %          %
----------------------------------------------------------------------------------------------------------------------
Charter Campbell    --      --  --    --  --      --      --    --    (4.2)   16.3   3.9   9.7      27.0       7.6
                                                                     (3 mos.)
----------------------------------------------------------------------------------------------------------------------
Charter MSFCM...   (7.3)   21.9 4.0  26.2 5.1    (9.2)   23.8 (3.3)    29.1   (5.1) (5.6) (19.6)    57.3       3.9
                 (10 mos.)
----------------------------------------------------------------------------------------------------------------------
Charter Graham..    --      --  --    --  --      2.9    22.0  9.7     36.8   16.1   1.3  (16.1)    86.0       9.5
                                               (10 mos.)
----------------------------------------------------------------------------------------------------------------------
Charter Millburn    --      --  --    --  --     (7.2)   12.1 (11.3)   21.1   (0.6) (5.3) (0.6)     4.6        0.7
                                               (10 mos.)
----------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

MORGAN STANLEY CHARTER SERIES
ANNUAL REPORT
2005

Dear Limited Partner:
  This marks the fourth annual report for Morgan Stanley Charter Campbell L.P., the twelfth annual report for Morgan Stanley Charter MSFCM L.P., and the seventh annual report for Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter Millburn L.P. The Net Asset Value per Unit for each of the four Charter Series Funds ("Fund(s)") as of December 31, 2005 was as follows:

                                                % CHANGE
                        FUNDS            N.A.V. FOR YEAR
                        --------------------------------
                        Charter Campbell $12.70    9.7%
                        --------------------------------
                        Charter MSFCM    $15.73  (19.6)%
                        --------------------------------
                        Charter Graham   $18.60  (16.1)%
                        --------------------------------
                        Charter Millburn $10.46   (0.6)%
                        --------------------------------

  Since its inception in October 2002, Charter Campbell has increased by 27.0% (a compound annualized return of 7.6%). Since its inception in March 1994, Charter MSFCM has increased by 57.3% (a compound annualized return of 3.9%). Since their inception in March 1999, Charter Graham has increased by 86.0% (a compound annualized return of 9.5%) and Charter Millburn has increased by 4.6% (a compound annualized return of 0.7%).

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

                      This page intentionally left blank.

MORGAN STANLEY CHARTER CAMPBELL L.P.


                         [CHART]

                Year ended December 31, 2005
               ------------------------------
Currencies               6.92%
Interest Rates           7.00%
Stock Indices           -2.73%
Energies                 3.26%
Metals                   1.10%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global interest rate futures markets, gains were recorded during January from long positions in European bond futures as prices moved higher due to conflicting economic data out of the European Union and uncertainty in the equity markets. Further gains were recorded in March and April from long positions in European interest rate futures as prices strengthened due to weakness in the equity markets. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives rejected calls for increases in European interest rates and French voters rejected the European Union constitution. During June, gains were recorded from long positions in European interest rate futures as prices trended higher due to European Central Bank officials' decision to keep key interest rates unchanged and the release of weak economic data. Later in June, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected.

MORGAN STANLEY CHARTER CAMPBELL L.P.

.. In the currency markets, gains were experienced during March from short positions in the Japanese yen against the U.S. dollar as the value of the yen declined due to investor pessimism regarding the long-term future of the Japanese economy. Additional gains were experienced during May and June from short positions in the euro and Japanese yen relative to the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. In July, gains were recorded from long U.S. dollar positions against the Japanese yen as the value of the U.S. dollar continued to move higher on news that the U.S. Current-Account deficit had narrowed. In September, additional gains were recorded from long U.S. dollar positions relative to the Japanese yen and the euro as the value of the U.S. dollar moved higher amid bolstered expectations that the U.S. Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany's incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. During the fourth quarter, long U.S. dollar positions relative to the Japanese yen and the euro recorded additional gains as the value of the U.S. dollar trended higher due to significant interest rate differentials between the U.S., Japan, and the European Union.

.. In the energy markets, gains were recorded from long positions in crude oil and its related products as prices trended higher during January, February, and March amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Further gains were recorded during June from long positions as prices moved higher amid concerns that production facilities in Gulf of Mexico would be affected by a tropical storm and news of weak supply. Additional gains in the energy markets were recorded during August from long positions in crude oil, its related products, and natural gas futures as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs. Finally, in December, long positions in crude oil resulted in gains as prices finished higher after news of a rebound in energy demand.

.. Within the metals markets, gains were experienced throughout a majority the year from long positions in copper futures as prices trended higher amid persistent demand from China.

MORGAN STANLEY CHARTER CAMPBELL L.P.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:


.. Within the global stock index futures markets, losses were recorded during January from long positions in U.S. equity index futures as prices finished lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. In April, long positions in U.S. stock index futures experienced losses as prices declined sharply towards the beginning of the month on concerns for economic growth. Weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April. Further losses in the global stock index futures markets were experienced in June from short positions in U.S. equity index futures as prices increased early in the month on optimism regarding the future of the U.S. economy. Newly established long positions in U.S. equity index futures resulted in additional losses as prices declined towards the end of the month on investor worries regarding high oil prices. Finally in October, losses were recorded from long positions in U.S. stock index futures as prices declined amid negative market sentiment, economic uncertainties due to the devastating effects of Hurricanes Katrina and Rita, and persistent warnings on U.S. inflation by the U.S. Federal Reserve.

                      This page intentionally left blank.

MORGAN STANLEY CHARTER MSFCM L.P.

                         [CHART]

                    Year ended December 31, 2005
                    ----------------------------
Currencies                   -19.84%
Interest Rates                -4.79%
Stock Indices                  3.98%
Energies                       3.41%
Metals                         1.52%
Agriculturals                  0.91%

Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the currency markets, losses were recorded from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a "corrective" move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March. During August, further losses were incurred from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. During September, losses were incurred from short U.S. dollar positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased on expectations that the U.S. Federal Reserve would most likely continue to raise interest rates.

MORGAN STANLEY CHARTER MSFCM L.P.

.. Additional losses were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low interest rate environment. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global stock index futures markets, gains were experienced during May, June, July, September, and November from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro. Elsewhere in global equity indices, gains were recorded during the fourth quarter from long positions in Japanese stock index futures as prices moved higher on a reduction in energy prices and general investor optimism about the future of the Japanese economy.

.. Additional gains were experienced in the energy markets during August from long futures positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico.

.. Within the metals markets, gains were recorded during February, March, May, October, November, and December from long positions in copper, nickel, aluminum, and zinc futures as prices strengthened amid persistent demand from China.

.. Within the agricultural complex, gains were recorded during the fourth quarter from long positions in sugar futures as prices trended higher throughout the quarter in response to the European Union's refusal to amend its less-than-expected price reduction of sugar, favorable weather in global growing regions, and news that Brazil intended to use the majority of its sugar crop to produce ethanol.

MORGAN STANLEY CHARTER GRAHAM L.P.

                          [CHART]

                           Year ended December 31, 2005
                           ----------------------------
Currencies                          -6.53%
Interest Rates                      -9.05%
Stock Indices                        3.72%
Energies                            -0.20%
Metals                               0.69%
Agriculturals                       -1.16%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the global interest rate futures markets, losses were incurred during February from long positions in long-term U.S. and European interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. In April, further losses were recorded from short positions in U.S. interest rate futures as prices reversed higher in a "flight-to-quality" amid weakness in equities. Finally, losses were experienced throughout the third and fourth quarter from positions in U.S. and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices.

MORGAN STANLEY CHARTER GRAHAM L.P.

.. Additional losses were recorded in the currency markets, primarily from positions in the euro relative to the Japanese yen, the U.S. dollar, and the British pound. During January, long positions in the euro versus most of its rivals incurred losses as the value of the euro reversed sharply lower in what many analysts described as a "corrective" move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union. Additional losses were incurred during August from short positions in the euro versus the U.S. dollar, British pound, and Japanese yen as the value of the euro advanced against its major rivals in response to strong signals of euro-zone economic improvement. In December, short positions in the euro against the U.S. dollar resulted in losses as the value of the euro increased on the possibility that the European Central Bank could raise interest rates in 2006. Elsewhere in the currency markets, losses resulted from positions in the South African rand, New Zealand dollar, and Australian dollar relative to the U.S dollar primarily during January, as the value of the U.S. dollar moved erratically amid speculation that U.S. interest rates were likely to continue to rise and on fears that the re-evaluation of the Chinese yuan was farther away than expected. Additional losses were incurred during December from long positions in the New Zealand dollar relative to the U.S. dollar as the value of the New Zealand dollar declined on weaker-than-expected economic growth data and investor confidence that further interest rate hikes from the Reserve Bank of New Zealand were unlikely.

.. In the agricultural complex, losses were recorded primarily during April from long futures positions in wheat as prices fell in response to favorable weather in growing regions, improved crop conditions, and reduced foreign demand. Elsewhere in the agriculturals complex, losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China. Smaller losses were experienced from positions in soybean meal futures through a majority of the year.

.. In the energy markets, losses were recorded during January from short futures positions in crude oil as prices moved higher amid speculation that OPEC would move to cut production later in the month and on forecasts for cold winter weather in the Northeastern U.S. In April, long futures positions in crude oil incurred losses after prices reversed lower as U.S. government data pointed to greater production activity by refiners and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts. Further losses were experienced during June, September, October, and December from both long and short positions in crude oil futures as prices moved without consistent direction amid conflicting news regarding supply and demand, as well as due to weather related factors.

MORGAN STANLEY CHARTER GRAHAM L.P.


FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global stock index futures markets, gains were recorded during February from long positions in European and Japanese equity index futures as prices moved higher early in the month amid the elections in Iraq and lower-than-expected unemployment data out of the U.S. Equity prices in Japan were also pressured higher when positive economic data painted a brighter picture of the Far East Region's economy. In June, further gains were recorded from long positions in European equity index futures as prices rallied on the perception that weakness in the euro could stimulate the European economy. Prices were also bolstered by strong economic data out of the U.S. and news of a trade deal between the European Union and China that would avoid tariffs and manage the growth of Chinese textile imports to Europe through the end of 2008. During July, long positions in European and Japanese equity index benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan. In September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional gains resulted from long positions in European stock index futures amid declining oil prices and as investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Finally, long positions in Japanese and European stock index futures experienced gains in December as prices increased due to a decline in energy prices and anticipation that a strong holiday shopping season would improve the retail sectors of the European and Japanese economies. Further affecting the value of Japanese equity prices was strong investor optimism that the Japanese economy will continue to improve in 2006. Within European stock indices, prices were pressured higher on possibility of an end to U.S. interest rate increases.

.. Within the metals markets, gains were recorded from long futures positions in copper and zinc as prices trended higher throughout a majority of the year on persistent demand from China.

                      This page intentionally left blank.

MORGAN STANLEY CHARTER MILLBURN L.P.

                         [CHART]

                 Year ended December 31, 2005
                 ----------------------------
Currencies                 -3.63%
Interest Rates              1.30%
Stock Indices               8.75%
Energies                    1.24%
Metals                      3.26%
Agriculturals              -3.52%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were experienced in the global stock index futures markets during February from long positions in Pacific Rim and European equity index futures as equity prices moved higher early in the month amid the elections in Iraq and lower-than-expected unemployment data out of the U.S. Pacific Rim equity index futures prices were also pushed higher when positive economic data painted a brighter picture of the Far East Region's economy. Further gains were recorded from long positions in European and South African equity index futures during May and June as prices finished higher amid weakness in the euro and the South African rand. During July and September, gains resulted from long positions in Pacific Rim and European equity index futures. In July, long positions in Pacific Rim and European stock index futures benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. Strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and also pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch. Additional gains resulted from long positions in European stock index futures as prices rose amid declining oil prices and as investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Elsewhere in the global stock index futures markets, gains were experienced during July, September, November, and December from long positions in South African equity index futures as prices moved higher on continued strength in gold prices and optimism that the business climate in South Africa would continue to improve.

MORGAN STANLEY CHARTER MILLBURN L.P.

.. In the metals markets, gains were recorded from long futures positions in copper and zinc as prices trended higher throughout the year amid persistent demand from China. Additional gains were recorded, primarily during February, September, October, November, and December, from long positions in gold futures as prices moved higher amid investors' concern for rising inflation and energy prices.

.. Within the global interest rate futures markets, gains were experienced during January and March from long positions in European bond futures as prices trended higher amid a steady stream of weak economic data from the major countries of the European Union. In May, further gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. During June, additional gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials' decision to keep key interest rates unchanged.

.. Within the energy markets, gains were recorded during February and March from long futures positions in crude oil and its related products as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. In June, gains were recorded from long positions as prices moved higher amid concerns that production facilities in the Gulf of Mexico would be affected by a tropical storm and news of weak supply. During July, additional gains were recorded from long positions in crude oil and unleaded gasoline futures as prices surged during the first week of the month on possible supply disruptions from Hurricane Dennis. Prices continued to move higher towards the end of July after news of several refinery fires in Texas and Louisiana, declining U.S. inventories and passage by the U.S. Congress of President Bush's energy bill. Finally, in August further gains were recorded from long futures positions in crude oil, its related products and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs.

MORGAN STANLEY CHARTER MILLBURN L.P.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:


.. In the currency markets, losses were recorded primarily during January, from short U.S. dollar positions relative to the euro, South African rand, Japanese yen, Swiss franc, and Czech koruna as the value of the U.S. dollar reversed sharply higher in what many analysts described as a "corrective" move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed November's investment inflows to the U.S. were ample to cover that month's record trade deficit. Speculation that U.S. interest rates were likely to continue to rise, and fears that the re-evaluation of the Chinese yuan was farther away than expected, also boosted the U.S. dollar. Further losses in the currency markets were incurred during March from long positions in the Polish zloty versus the U.S. dollar, as the value of the Polish currency moved lower. Additional losses were experienced from long positions in the South African rand, Singapore dollar, and euro relative to the U.S. dollar as the value of the U.S. dollar reversed sharply higher leading up to and after the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During May, long positions in the euro against the U.S. dollar resulted in losses as the value of the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, weak economic data and geopolitical uncertainty due to French voters rejecting the European Union constitution resulted in the value of the euro weakening further. Additional losses were incurred during December from long positions in the New Zealand dollar relative to the U.S. dollar as the value of the New Zealand dollar declined on weaker-than-expected economic growth data and investor confidence that further interest rate hikes from the Reserve Bank of New Zealand were unlikely.

.. Additional losses were recorded in the agricultural markets during the first and second quarters from positions in the soybean complex, wheat, corn, and cotton as prices moved without consistent direction amid conflicting news regarding supply and demand. Long futures positions in corn resulted in additional losses during July and August when prices declined after heavy rainfall in the U.S. growing regions and forecasts for increases in supply. Smaller losses during the third quarter were incurred from futures positions in the soybean complex and cotton.

Managed futures investments are speculative, involve a high degree of risk, use significant leverage, are generally illiquid, have substantial charges, are subject to conflicts of interest, and are suitable only for the risk capital portion of an investor's portfolio. Before investing in any managed futures investment, qualified investors should read the prospectus or offering documents carefully for additional information with respect to charges, expenses, and risks. Past performance is no guarantee of future results.

                      This page intentionally left blank.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2005.

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

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President

/s/ Kevin Perry
Kevin Perry
Chief Financial Officer

New York, New York
March 21, 2006

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P.:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P. (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Partnerships and our report dated March 21, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P. :

  We have audited the accompanying statements of financial condition of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter Millburn L.P. at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2005 the Partnerships modified their classification of cash within the statements of financial condition and the related statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      ------------------------
                                                          2005         2004
                                                      -----------  -----------
                                                           $            $
                                     ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                   360,451,084  239,516,085
  Restricted cash                                      38,241,731   27,486,247
                                                      -----------  -----------
    Total Cash                                        398,692,815  267,002,332
                                                      -----------  -----------

  Net unrealized gain (loss) on open contracts (MSIL)     172,596      (91,713)
  Net unrealized loss on open contracts (MS&Co.)      (13,123,062)    (905,509)
                                                      -----------  -----------
    Total net unrealized loss on open contracts       (12,950,466)    (997,222)
                                                      -----------  -----------
    Total Trading Equity                              385,742,349  266,005,110
 Subscriptions receivable                              13,754,739   14,332,785
 Interest receivable (Morgan Stanley DW)                1,136,822      437,260
                                                      -----------  -----------
    Total Assets                                      400,633,910  280,775,155
                                                      ===========  ===========
                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    4,715,179    3,320,046
 Accrued brokerage fees (Morgan Stanley DW)             1,979,943    1,372,469
 Accrued management fees                                  874,475      581,926
                                                      -----------  -----------
    Total Liabilities                                   7,569,597    5,274,441
                                                      -----------  -----------
 PARTNERS' CAPITAL
 Limited Partners (30,609,700.729 and
  23,535,882.766 Units, respectively)                 388,854,021  272,588,976
 General Partner (331,424.599 and
  251,405.283 Units, respectively)                      4,210,292    2,911,738
                                                      -----------  -----------
    Total Partners' Capital                           393,064,313  275,500,714
                                                      -----------  -----------
    Total Liabilities and Partners' Capital           400,633,910  280,775,155
                                                      ===========  ===========
 NET ASSET VALUE PER UNIT                                   12.70        11.58
                                                      ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                            2005         2004        2003
                                        -----------  -----------  ----------
                                             $            $           $
   INVESTMENT INCOME
    Interest income (Morgan Stanley DW)   9,391,904    2,467,486     522,737
                                        -----------  -----------  ----------
   EXPENSES
    Brokerage fees (Morgan Stanley DW)   20,072,049   12,094,851   3,807,406
    Management fees                       8,702,588    5,128,216   1,586,956
    Incentive fees                           --        4,265,659     632,951
                                        -----------  -----------  ----------
      Total Expenses                     28,774,637   21,488,726   6,027,313
                                        -----------  -----------  ----------
   NET INVESTMENT LOSS                  (19,382,733) (19,021,240) (5,504,576)
                                        -----------  -----------  ----------
   TRADING RESULTS
   Trading profit (loss):
    Realized                             63,703,297   28,264,123   8,138,778
    Net change in unrealized            (11,953,244)  (6,209,755)  4,715,846
                                        -----------  -----------  ----------
      Total Trading Results              51,750,053   22,054,368  12,854,624
                                        -----------  -----------  ----------
   NET INCOME                            32,367,320    3,033,128   7,350,048
                                        ===========  ===========  ==========
   NET INCOME ALLOCATION:
   Limited Partners                      32,018,766    3,001,427   7,267,734
   General Partner                          348,554       31,701      82,314
   NET INCOME PER UNIT:
   Limited Partners                            1.12         0.44        1.56
   General Partner                             1.12         0.44        1.56

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------- -----------
                                                          $            $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                   132,225,920 191,266,794
  Restricted cash                                       9,763,163  22,175,936
                                                      ----------- -----------
    Total Cash                                        141,989,083 213,442,730
                                                      ----------- -----------

  Net unrealized gain (loss) on open contracts (MSIL)   4,458,024    (460,130)
  Net unrealized gain on open contracts (MS&Co.)        2,962,664  13,483,848
                                                      ----------- -----------
    Total net unrealized gain on open contracts         7,420,688  13,023,718
                                                      ----------- -----------
    Total Trading Equity                              149,409,771 226,466,448
 Subscriptions receivable                               1,025,580   5,099,306
 Interest receivable (Morgan Stanley DW)                  486,775     344,686
                                                      ----------- -----------
    Total Assets                                      150,922,126 231,910,440
                                                      =========== ===========
                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    5,017,050   4,737,970
 Accrued brokerage fees (Morgan Stanley DW)               764,078   1,129,383
 Accrued management fees (VK Capital)                     254,693     361,403
                                                      ----------- -----------
    Total Liabilities                                   6,035,821   6,228,756
                                                      ----------- -----------
 PARTNERS' CAPITAL
 Limited Partners (9,108,599.482 and
  11,410,826.848 Units, respectively)                 143,289,197 223,240,153
 General Partner (101,524.841 and
  124,797.841 Units, respectively)                      1,597,108   2,441,531
                                                      ----------- -----------
    Total Partners' Capital                           144,886,305 225,681,684
                                                      ----------- -----------
    Total Liabilities and Partners' Capital           150,922,126 231,910,440
                                                      =========== ===========
 NET ASSET VALUE PER UNIT                                   15.73       19.56
                                                      =========== ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2005         2004         2003
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)   5,375,673    2,427,231    1,305,055
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   11,086,249   12,088,626    8,960,530
   Management fees (VK Capital)          3,612,872    3,868,362    2,752,466
   Incentive fee (VK Capital)               --           --        2,010,766
                                       -----------  -----------  -----------
     Total Expenses                     14,699,121   15,956,988   13,723,762
                                       -----------  -----------  -----------
  NET INVESTMENT LOSS                   (9,323,448) (13,529,757) (12,418,707)
                                       -----------  -----------  -----------
  TRADING RESULTS
  Trading profit (loss):
   Realized                            (29,379,015)  (2,374,993)  (3,248,330)
   Net change in unrealized             (5,603,030)   6,112,856     (655,041)
                                       -----------  -----------  -----------
                                       (34,982,045)   3,737,863   (3,903,371)
  Proceeds from Litigation Settlement        3,661        2,880       --
                                       -----------  -----------  -----------
     Total Trading Results             (34,978,384)   3,740,743   (3,903,371)
                                       -----------  -----------  -----------
  NET LOSS                             (44,301,832)  (9,789,014) (16,322,078)
                                       ===========  ===========  ===========
  NET LOSS ALLOCATION:
  Limited Partners                     (43,833,268)  (9,674,111) (16,143,139)
  General Partner                         (468,564)    (114,903)    (178,939)
  NET LOSS PER UNIT:
  Limited Partners                           (3.83)       (1.16)       (1.12)
  General Partner                            (3.83)       (1.16)       (1.12)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      ------------------------
                                                          2005         2004
                                                      -----------  -----------
                                                           $            $
                                     ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                   396,726,923  381,380,031
  Restricted cash                                      29,685,072   87,848,855
                                                      -----------  -----------
    Total Cash                                        426,411,995  469,228,886
                                                      -----------  -----------

  Net unrealized gain (loss) on open contracts (MSIL)   4,355,496     (132,550)
  Net unrealized gain (loss) on open contracts
   (MS&Co.)                                            (1,496,739)     372,464
                                                      -----------  -----------
    Total net unrealized gain on open contracts         2,858,757      239,914
                                                      -----------  -----------
    Total Trading Equity                              429,270,752  469,468,800
 Subscriptions receivable                               8,958,985   15,265,122
 Interest receivable (Morgan Stanley DW)                1,331,130      778,963
                                                      -----------  -----------
    Total Assets                                      439,560,867  485,512,885
                                                      ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                   15,313,368    5,991,320
 Accrued brokerage fees (Morgan Stanley DW)             2,194,515    2,336,127
 Accrued management fees                                  731,505      747,560
                                                      -----------  -----------
    Total Liabilities                                  18,239,388    9,075,007
                                                      -----------  -----------
 PARTNERS' CAPITAL
 Limited Partners (22,414,234.236 and
  21,265,535.495 Units, respectively)                 416,811,790  471,290,914
 General Partner (242,510.501 and
  232,240.705 Units, respectively)                      4,509,689    5,146,964
                                                      -----------  -----------
    Total Partners' Capital                           421,321,479  476,437,878
                                                      -----------  -----------
    Total Liabilities and Partners' Capital           439,560,867  485,512,885
                                                      ===========  ===========
 NET ASSET VALUE PER UNIT                                   18.60        22.16
                                                      ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2005         2004         2003
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)  12,691,490    4,414,059    1,799,417
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   26,821,717   22,233,723   11,874,342
   Management fees                       8,756,858    7,114,792    3,651,522
   Incentive fees                           --        5,135,381    4,657,891
                                       -----------  -----------  -----------
     Total Expenses                     35,578,575   34,483,896   20,183,755
                                       -----------  -----------  -----------

  NET INVESTMENT LOSS                  (22,887,085) (30,069,837) (18,384,338)
                                       -----------  -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                            (57,942,853)  58,748,074   36,375,835
   Net change in unrealized              2,618,843  (16,226,752)   9,253,741
                                       -----------  -----------  -----------
     Total Trading Results             (55,324,010)  42,521,322   45,629,576
                                       -----------  -----------  -----------

  NET INCOME (LOSS)                    (78,211,095)  12,451,485   27,245,238
                                       ===========  ===========  ===========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                     (77,357,066)  12,333,083   26,947,948
  General Partner                         (854,029)     118,402      297,290

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                           (3.56)        0.28         3.04
  General Partner                            (3.56)        0.28         3.04

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                      ---------------------
                                                         2005       2004
                                                      ---------- ----------
                                                          $          $
                                    ASSETS
     Equity in futures interests trading accounts:
      Unrestricted cash                               40,758,493 53,092,121
      Restricted cash                                  6,129,461  5,112,780
                                                      ---------- ----------
        Total Cash                                    46,887,954 58,204,901
                                                      ---------- ----------

      Net unrealized gain on open contracts (MS&Co.)     326,059  3,182,764
      Net unrealized gain on open contracts (MSIL)        59,761    114,741
                                                      ---------- ----------
        Total net unrealized gain on open contracts      385,820  3,297,505
                                                      ---------- ----------
        Total Trading Equity                          47,273,774 61,502,406
     Subscriptions receivable                            268,850  1,100,388
     Interest receivable (Morgan Stanley DW)             137,932     92,043
                                                      ---------- ----------
        Total Assets                                  47,680,556 62,694,837
                                                      ========== ==========

                       LIABILITIES AND PARTNERS' CAPITAL
     LIABILITIES
     Redemptions payable                               1,234,240  1,689,928
     Accrued brokerage fees (Morgan Stanley DW)          236,081    315,431
     Accrued management fees                              78,694    100,938
                                                      ---------- ----------
        Total Liabilities                              1,549,015  2,106,297
                                                      ---------- ----------
     PARTNERS' CAPITAL
     Limited Partners (4,363,058.843 and
      5,693,351.324 Units, respectively)              45,625,125 59,881,786
     General Partner (48,427.701 and
      67,195.701 Units, respectively)                    506,416    706,754
                                                      ---------- ----------
        Total Partners' Capital                       46,131,541 60,588,540
                                                      ---------- ----------
        Total Liabilities and Partners' Capital       47,680,556 62,694,837
                                                      ---------- ----------
     NET ASSET VALUE PER UNIT                              10.46      10.52
                                                      ========== ==========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                            2005        2004        2003
                                         ----------  ----------  ----------
                                             $           $           $
    INVESTMENT INCOME
     Interest income (Morgan Stanley DW)  1,376,905     727,529     629,921
                                         ----------  ----------  ----------

    EXPENSES
     Brokerage fees (Morgan Stanley DW)   3,215,858   3,804,604   3,658,103
     Management fees                      1,048,673   1,217,473   1,122,424
     Incentive fee                           --          --         476,219
                                         ----------  ----------  ----------
       Total Expenses                     4,264,531   5,022,077   5,256,746
                                         ----------  ----------  ----------

    NET INVESTMENT LOSS                  (2,887,626) (4,294,548) (4,626,825)
                                         ----------  ----------  ----------

    TRADING RESULTS
    Trading profit (loss):
     Realized                             4,735,942     913,379   1,603,313
     Net change in unrealized            (2,911,685) (1,078,871)  1,734,999
                                         ----------  ----------  ----------
       Total Trading Results              1,824,257    (165,492)  3,338,312
                                         ----------  ----------  ----------

    NET LOSS                             (1,063,369) (4,460,040) (1,288,513)
                                         ==========  ==========  ==========

    NET LOSS ALLOCATION:
    Limited Partners                     (1,059,720) (4,419,596) (1,275,885)
    General Partner                          (3,649)    (40,444)    (12,628)

    NET LOSS PER UNIT:
    Limited Partners                          (0.06)      (0.59)      (0.07)
    General Partner                           (0.06)      (0.59)      (0.07)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER     TOTAL
                        --------------  -----------  --------- -----------
                                             $           $          $
     Partners' Capital,
     December 31, 2002   2,046,671.127   19,384,720    217,723  19,602,443
     Offering of Units   8,470,100.382   89,106,873    930,000  90,036,873
     Net income               --          7,267,734     82,314   7,350,048
     Redemptions          (526,902.716)  (5,661,166)    --      (5,661,166)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2003   9,989,868.793  110,098,161  1,230,037 111,328,198
     Offering of Units  15,066,314.126  173,974,554  1,650,000 175,624,554
     Net income               --          3,001,427     31,701   3,033,128
     Redemptions        (1,268,894.870) (14,485,166)    --     (14,485,166)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2004  23,787,288.049  272,588,976  2,911,738 275,500,714
     Offering of Units  12,577,705.709  150,307,643    950,000 151,257,643
     Net income               --         32,018,766    348,554  32,367,320
     Redemptions        (5,423,868.430) (66,061,364)    --     (66,061,364)
                        --------------  -----------  --------- -----------
     Partners' Capital,
     December 31, 2005  30,941,125.328  388,854,021  4,210,292 393,064,313
                        ==============  ===========  ========= ===========

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                      UNITS OF
                     PARTNERSHIP     LIMITED     GENERAL
                      INTEREST       PARTNERS    PARTNER      TOTAL
                   --------------  -----------  ---------  -----------
                                        $           $           $
Partners' Capital,
December 31, 2002   3,863,451.271   83,443,360    935,373   84,378,733
Offering of Units   5,067,317.039  116,565,731  1,090,000  117,655,731
Net loss                 --        (16,143,139)  (178,939) (16,322,078)
Redemptions          (556,666.060) (12,237,846)     --     (12,237,846)
                   --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2003   8,374,102.250  171,628,106  1,846,434  173,474,540
Offering of Units   4,820,781.793   91,495,743    710,000   92,205,743
Net loss                 --         (9,674,111)  (114,903)  (9,789,014)
Redemptions        (1,659,259.354) (30,209,585)     --     (30,209,585)
                   --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2004  11,535,624.689  223,240,153  2,441,531  225,681,684
Offering of Units   1,372,452.207   22,743,972      --      22,743,972
Net loss                 --        (43,833,268)  (468,564) (44,301,832)
Redemptions        (3,697,952.573) (58,861,660) (375,859)  (59,237,519)
                   --------------  -----------  ---------  -----------
Partners' Capital,
December 31, 2005   9,210,124.323  143,289,197  1,597,108  144,886,305
                   ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                      UNITS OF
                     PARTNERSHIP     LIMITED      GENERAL
                      INTEREST       PARTNERS     PARTNER       TOTAL
                   --------------  ------------  ---------  ------------
                                        $            $            $
Partners' Capital,
December 31, 2002   6,177,658.232   115,164,948  1,231,272   116,396,220
Offering of Units   7,061,916.942   143,646,579  1,330,000   144,976,579
Net income               --          26,947,948    297,290    27,245,238
Redemptions          (869,013.907)  (17,908,245)     --      (17,908,245)
                   --------------  ------------  ---------  ------------
Partners' Capital,
December 31, 2003  12,370,561.267   267,851,230  2,858,562   270,709,792
Offering of Units  10,495,671.792   219,363,280  2,170,000   221,533,280
Net income               --          12,333,083    118,402    12,451,485
Redemptions        (1,368,456.859)  (28,256,679)     --      (28,256,679)
                   --------------  ------------  ---------  ------------
Partners' Capital,
December 31, 2004  21,497,776.200   471,290,914  5,146,964   476,437,878
Offering of Units   6,774,055.862   126,736,962    480,000   127,216,962
Net loss                 --         (77,357,066)  (854,029)  (78,211,095)
Redemptions        (5,615,087.325) (103,859,020)  (263,246) (104,122,266)
                   --------------  ------------  ---------  ------------
Partners' Capital,
December 31, 2005  22,656,744.737   416,811,790  4,509,689   421,321,479
                   ==============  ============  =========  ============

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                      UNITS OF
                     PARTNERSHIP     LIMITED     GENERAL
                      INTEREST       PARTNERS    PARTNER     TOTAL
                   --------------  -----------  --------  -----------
                                        $           $          $
Partners' Capital,
December 31, 2002   3,959,184.005   43,800,015   479,826   44,279,841
Offering of Units   2,596,025.144   29,901,428   220,000   30,121,428
Net loss                 --         (1,275,885)  (12,628)  (1,288,513)
Redemptions          (714,993.710)  (8,236,758)    --      (8,236,758)
                   --------------  -----------  --------  -----------
Partners' Capital,
December 31, 2003   5,840,215.439   64,188,800   687,198   64,875,998
Offering of Units   2,031,792.936   21,322,002    60,000   21,382,002
Net loss                 --         (4,419,596)  (40,444)  (4,460,040)
Redemptions        (2,111,461.350) (21,209,420)    --     (21,209,420)
                   --------------  -----------  --------  -----------
Partners' Capital,
December 31, 2004   5,760,547.025   59,881,786   706,754   60,588,540
Offering of Units     589,614.840    5,806,303     --       5,806,303
Net loss                 --         (1,059,720)   (3,649)  (1,063,369)
Redemptions        (1,938,675.321) (19,003,244) (196,689) (19,199,933)
                   --------------  -----------  --------  -----------
Partners' Capital,
December 31, 2005   4,411,486.544   45,625,125   506,416   46,131,541
                   ==============  ===========  ========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                            2005         2004        2003
                                        -----------  -----------  ----------
                                             $            $           $
   CASH FLOWS FROM
    OPERATING ACTIVITIES
   Net income                            32,367,320    3,033,128   7,350,048
   Noncash item included in net
    income:
     Net change in unrealized            11,953,244    6,209,755  (4,715,846)
   Increase in operating assets:
     Restricted cash                    (10,755,484) (18,927,514) (7,566,872)
     Interest receivable
      (Morgan Stanley DW)                  (699,562)    (366,414)    (57,130)
   Increase (decrease) in operating
    liabilities:
     Accrued brokerage fees
      (Morgan Stanley DW)                   607,474      864,031     422,526
     Accrued management fees                292,549      366,349     180,575
     Accrued incentive fees                  --           (9,503)      9,503
                                        -----------  -----------  ----------
   Net cash provided by (used for)
    operating activities                 33,765,541   (8,830,168) (4,377,196)
                                        -----------  -----------  ----------

   CASH FLOWS FROM
    FINANCING ACTIVITIES
   Cash received from offering of Units 151,835,689  171,067,686  84,088,113
   Cash paid from redemptions of Units  (64,666,231) (11,991,071) (4,855,512)
                                        -----------  -----------  ----------
   Net cash provided by financing
    activities                           87,169,458  159,076,615  79,232,601
                                        -----------  -----------  ----------

   Net increase in unrestricted cash    120,934,999  150,246,447  74,855,405
   Unrestricted cash at beginning of
    period                              239,516,085   89,269,638  14,414,233
                                        -----------  -----------  ----------

   Unrestricted cash at end of period   360,451,084  239,516,085  89,269,638
                                        ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                            2005         2004         2003
                                        -----------  -----------  -----------
                                             $            $            $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net loss                               (44,301,832)  (9,789,014) (16,322,078)
 Noncash item included in net loss:
   Net change in unrealized               5,603,030   (6,112,856)     655,041
 (Increase) decrease in operating
  assets:
   Restricted cash                       12,412,773   (5,457,466)  (7,667,510)
   Interest receivable
    (Morgan Stanley DW)                    (142,089)    (222,227)     (43,975)
 Increase (decrease) in operating
  liabilities:
   Accrued brokerage fees
    (Morgan Stanley DW)                    (365,305)     288,773      411,884
   Accrued management fees
    (VK Capital)                           (106,710)      92,407      141,966
                                        -----------  -----------  -----------
 Net cash used for operating activities (26,900,133) (21,200,383) (22,824,672)
                                        -----------  -----------  -----------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Cash received from offering of Units    26,817,698   95,673,242  112,755,933
 Cash paid from redemptions of Units    (58,958,439) (28,296,818)  (9,688,768)
                                        -----------  -----------  -----------
 Net cash provided by (used for)
  financing activities                  (32,140,741)  67,376,424  103,067,165
                                        -----------  -----------  -----------

 Net increase (decrease) in
  unrestricted cash                     (59,040,874)  46,176,041   80,242,493
 Unrestricted cash at beginning of
  period                                191,266,794  145,090,753   64,848,260
                                        -----------  -----------  -----------

 Unrestricted cash at end of period     132,225,920  191,266,794  145,090,753
                                        ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2005         2004         2003
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                    (78,211,095)  12,451,485   27,245,238
  Noncash item included in net
   income (loss):
    Net change in unrealized            (2,618,843)  16,226,752   (9,253,741)
  (Increase) decrease in operating
   assets:
    Restricted cash                     58,163,783  (44,045,645) (27,778,046)
    Interest receivable
     (Morgan Stanley DW)                  (552,167)    (582,869)     (82,925)
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees
    (Morgan Stanley DW)                   (141,612)   1,065,884      700,176
    Accrued management fees                (16,055)     341,082      237,569
                                       -----------  -----------  -----------
  Net cash used for operating
  activities                           (23,375,989) (14,543,311)  (8,931,729)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units 133,523,099  220,274,157  136,751,456
  Cash paid from redemptions of Units  (94,800,218) (25,636,027) (15,019,824)
                                       -----------  -----------  -----------
  Net cash provided by financing
   activities                           38,722,881  194,638,130  121,731,632
                                       -----------  -----------  -----------

  Net increase in unrestricted cash     15,346,892  180,094,819  112,799,903
  Unrestricted cash at beginning of
   period                              381,380,031  201,285,212   88,485,309
                                       -----------  -----------  -----------

  Unrestricted cash at end of period   396,726,923  381,380,031  201,285,212
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                            2005         2004        2003
                                        -----------  -----------  ----------
                                             $            $           $
   CASH FLOWS FROM
    OPERATING ACTIVITIES
   Net loss                              (1,063,369)  (4,460,040) (1,288,513)
   Noncash item included in net loss:
     Net change in unrealized             2,911,685    1,078,871  (1,734,999)
   (Increase) decrease in operating
    assets:
     Restricted cash                     (1,016,681)   1,879,904  (3,059,847)
     Interest receivable
      (Morgan Stanley DW)                   (45,889)     (46,444)      3,033
   Increase (decrease) in operating
    liabilities:
     Accrued brokerage fees
      (Morgan Stanley DW)                   (79,350)      (3,746)     96,557
     Accrued management fees                (22,244)      (1,199)     36,176
                                        -----------  -----------  ----------
   Net cash provided by (used for)
    operating activities                    684,152   (1,552,654) (5,947,593)
                                        -----------  -----------  ----------

   CASH FLOWS FROM
    FINANCING ACTIVITIES
   Cash received from offering of Units   6,637,841   23,001,426  28,930,014
   Cash paid from redemptions of Units  (19,655,621) (21,120,813) (6,901,578)
                                        -----------  -----------  ----------
   Net cash provided by (used for)
    financing activities                (13,017,780)   1,880,613  22,028,436
                                        -----------  -----------  ----------

   Net increase (decrease) in
    unrestricted cash                   (12,333,628)     327,959  16,080,843
   Unrestricted cash at beginning of
    period                               53,092,121   52,764,162  36,683,319
                                        -----------  -----------  ----------

   Unrestricted cash at end of period    40,758,493   53,092,121  52,764,162
                                        ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $393,064,313                                $              %              $               %
Commodity                                                           (3,105,740)       (0.79)           --              --
Equity                                                                (222,463)       (0.06)          (84,893)       (0.02)
Foreign currency                                                    (6,119,861)       (1.56)       (4,804,870)       (1.22)
Interest rate                                                          106,175         0.03         2,415,862         0.61
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      (9,341,889)       (2.38)       (2,473,901)       (0.63)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Loss per Statement of Financial Condition

2004 PARTNERSHIP NET ASSETS: $275,500,714
Commodity                                                             (559,611)       (0.20)           --              --
Equity                                                               1,898,546         0.69            --              --
Foreign currency                                                    (1,727,800)       (0.63)       (3,015,578)       (1.09)
Interest rate                                                        2,000,017         0.72           452,692         0.16
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       1,611,152         0.58        (2,562,886)       (0.93)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Loss per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2005 PARTNERSHIP NET ASSETS: $393,064,313                               $
Commodity                                                           (3,105,740)
Equity                                                                (307,356)
Foreign currency                                                   (10,924,731)
Interest rate                                                        2,522,037
                                                                   -----------
  Grand Total:                                                     (11,815,790)

  Unrealized Currency Loss                                          (1,134,676)
                                                                   -----------
  Total Net Unrealized Loss per Statement of Financial Condition   (12,950,466)
                                                                   ===========
2004 PARTNERSHIP NET ASSETS: $275,500,714
Commodity                                                             (559,611)
Equity                                                               1,898,546
Foreign currency                                                    (4,743,378)
Interest rate                                                        2,452,709
                                                                   -----------
  Grand Total:                                                        (951,734)

  Unrealized Currency Loss                                             (45,488)
                                                                   -----------
  Total Net Unrealized Loss per Statement of Financial Condition      (997,222)
                                                                   ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MSFCM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                   LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------                     --------------- ------------- ---------------- ------------- --------------
2005 PARTNERSHIP NET ASSETS: $144,886,305                 $              %              $               %             $
Commodity                                             4,260,768         2.94          (292,043)       (0.20)       3,968,725
Equity                                                1,100,792         0.76            --              --         1,100,792
Foreign currency                                      2,914,320         2.01           332,578         0.23        3,246,898
Interest rate                                          (147,334)       (0.10)           (7,256)       (0.01)        (154,590)
                                                     ----------        -----        ----------        -----       ----------
 Grand Total:                                         8,128,546         5.61            33,279         0.02        8,161,825
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss                                                                                           (741,137)
                                                                                                                  ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                             7,420,688
                                                                                                                  ==========
2004 PARTNERSHIP NET ASSETS: $225,681,684
Commodity                                             1,491,833         0.66        (1,169,823)       (0.52)         322,010
Equity                                                3,573,003         1.58            --              --         3,573,003
Foreign currency                                      8,362,854         3.71            --              --         8,362,854
Interest rate                                           613,394         0.27           486,725         0.22        1,100,119
                                                     ----------        -----        ----------        -----       ----------
 Grand Total:                                        14,041,084         6.22          (683,098)       (0.30)      13,357,986
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss                                                                                           (334,268)
                                                                                                                  ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                            13,023,718
                                                                                                                  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                   LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------                     --------------- ------------- ---------------- ------------- --------------
2005 PARTNERSHIP NET ASSETS: $421,321,479                 $              %              $               %             $
Commodity                                             5,608,515         1.33        (1,541,659)       (0.37)       4,066,856
Equity                                                1,298,208         0.31            63,750         0.02        1,361,958
Foreign currency                                     (1,529,914)       (0.36)        3,258,728         0.77        1,728,814
Interest rate                                           292,861         0.07          (715,950)       (0.17)        (423,089)
                                                     ----------        -----        ----------        -----       ----------
 Grand Total:                                         5,669,670         1.35         1,064,869         0.25        6,734,539
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss                                                                                         (3,875,782)
                                                                                                                  ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                             2,858,757
                                                                                                                  ==========

2004 PARTNERSHIP NET ASSETS: $476,437,878
Commodity                                              (757,683)       (0.16)          852,477         0.18           94,794
Equity                                                8,942,281         1.88            --              --         8,942,281
Foreign currency                                     (5,479,156)       (1.15)       (2,287,245)       (0.48)      (7,766,401)
Interest rate                                         2,408,876         0.50           443,338         0.09        2,852,214
                                                     ----------        -----        ----------        -----       ----------
 Grand Total:                                         5,114,318         1.07          (991,430)       (0.21)       4,122,888
                                                     ==========        =====        ==========        =====
 Unrealized Currency Loss                                                                                         (3,882,974)
                                                                                                                  ----------
 Total Net Unrealized Gain per Statement of
   Financial Condition                                                                                               239,914
                                                                                                                  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $46,131,541                                 $              %              $               %
Commodity                                                              971,789         2.11         (217,221)        (0.47)
Equity                                                                 272,504         0.59            --              --
Foreign currency                                                    (1,330,719)       (2.88)        (267,908)        (0.58)
Interest rate                                                          102,950         0.22          202,282          0.44
                                                                    ----------        -----         --------         -----
  Grand Total:                                                          16,524         0.04         (282,847)        (0.61)
                                                                    ==========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $60,588,540
Commodity                                                               18,125         0.03           97,467          0.16
Equity                                                                 504,281         0.83            --              --
Foreign currency                                                     1,029,901         1.70         (325,404)        (0.54)
Interest rate                                                          (11,832)       (0.02)          10,402          0.02
                                                                    ----------        -----         --------         -----
  Grand Total:                                                       1,540,475         2.54         (217,535)        (0.36)
                                                                    ==========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2005 PARTNERSHIP NET ASSETS: $46,131,541                                $
Commodity                                                              754,568
Equity                                                                 272,504
Foreign currency                                                    (1,598,627)
Interest rate                                                          305,232
                                                                    ----------
  Grand Total:                                                        (266,323)

  Unrealized Currency Gain                                             652,143
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition       385,820
                                                                    ==========

2004 PARTNERSHIP NET ASSETS: $60,588,540
Commodity                                                              115,592
Equity                                                                 504,281
Foreign currency                                                       704,497
Interest rate                                                           (1,430)
                                                                    ----------
  Grand Total:                                                       1,322,940

  Unrealized Currency Gain                                           1,974,565
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     3,297,505
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Charter Campbell L.P. ("Charter Campbell"), Morgan Stanley Charter MSFCM L.P. ("Charter MSFCM"), Morgan Stanley Charter Graham L.P. ("Charter Graham"), and Morgan Stanley Charter Millburn L.P. ("Charter Millburn") (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Effective January 2006, for Charter Campbell, Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all of the options on foreign currency forward contracts. The trading advisor for Charter MSFCM is VK Capital Inc. ("VK Capital" or the "Trading Advisor"), formerly, Morgan Stanley Futures & Currency Management Inc. Demeter, Morgan Stanley DW, MS&Co., MSIL, MSCG, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.
  Effective April 28, 2005, Morgan Stanley Futures & Currency Management Inc. changed its name to VK Capital Inc.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based on their proportional ownership interests.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW credits each Partnership with interest income on 100% of its average daily funds held at Morgan Stanley DW. In addition, Morgan Stanley DW credits each Partnership with 100% of the interest income Morgan Stanley DW receives from MS&Co. and MSIL with respect to such Partnership's assets deposited as margin. The interest rates used are equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on forward contracts and other Futures Interests.
  The Partnerships' functional currency is the U.S. dollar; however, they transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In December 2003, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose the number of contracts, the contracts' expiration dates, and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for net investment income/(losses), expenses before and after incentive fees, and net income/(losses) based on average net assets, and ratios for total return before and after incentive fees based on average units outstanding to be disclosed in Financial Highlights. SOP 03-4 was effective for fiscal years ending after December 15, 2003.

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

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. Each Partnership currently pays a flat-rate monthly brokerage fee of 1/12 of 6.00% of the Partnership's Net Assets as of the first day of each month (a 6.00% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.
  From August 1, 2002 to June 30, 2005, each Partnership paid a flat-rate monthly brokerage fee of 1/12 of 6.25% of the Partnership's Net Assets as of the first day of each month (a 6.25% annual rate).

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


OPERATING EXPENSES. The Partnerships incur monthly management fees and may incur an incentive fee. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees, and other related expenses are borne by Morgan Stanley DW through the brokerage fees paid by the Partnerships.

CONTINUING OFFERING. Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit at monthly closings held as of the last day of each month. No selling commissions or charges related to the continuing offering of Units are paid by the limited partners or the Partnerships. Morgan Stanley DW pays all such costs.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person first becomes a limited partner. The Request for Redemption must be delivered to a limited partner's local Morgan Stanley Branch Office in time for it to be forwarded and received by Demeter no later than 3:00 p.m., New York City time, on the last day of the month in which the redemption is to be effective. Redemptions must be made in whole Units, with a minimum of 100 Units required for each redemption, unless a limited partner is redeeming his entire interest in a particular Partnership.
  Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge. The foregoing redemption charges are paid to Morgan Stanley DW.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


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

LITIGATION SETTLEMENT. On February 27, 2002, Charter MSFCM received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and Charter MSFCM received settlement award payments in the amount of $292,406 during August 2002, $2,880 during July 2004 and $3,661 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2005 presentation. Such reclassifications have no impact on the Partnerships' reported net income
(loss).

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
Each Partnership pays brokerage fees to Morgan Stanley DW as described in Note
1. Each Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.
  Demeter, on behalf of Charter MSFCM and itself, entered into a Management Agreement with VK Capital to make all trading decisions for the Partnership. Charter MSFCM pays management and incentive fees (if any) to VK Capital.

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2005 were as follows:
Morgan Stanley Charter Campbell L.P.
  Campbell & Company, Inc.

Morgan Stanley Charter MSFCM L.P.
  VK Capital Inc.

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

(1)One or more underlying notional amounts or payment provisions;

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

CHARTER CAMPBELL

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS       LONGEST MATURITIES
              ------------------------------------  -------------------
                             OFF-                               OFF-
               EXCHANGE-   EXCHANGE-                EXCHANGE- EXCHANGE-
         YEAR   TRADED      TRADED        TOTAL      TRADED    TRADED
         ---- ----------  -----------  -----------  --------- ---------
                   $           $            $
         2005 (2,025,735) (10,924,731) (12,950,466) Sep. 2006 Mar. 2006
         2004  3,746,156   (4,743,378)    (997,222) Sep. 2005 Mar. 2005

CHARTER MSFCM

                      NET UNREALIZED GAINS
                       ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------ -------------------
                             OFF-                           OFF-
                 EXCHANGE- EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED     TOTAL     TRADED    TRADED
            ---- --------- --------- ---------- --------- ---------
                     $         $         $
            2005 4,575,616 2,845,072  7,420,688 Sep. 2006 Mar. 2006
            2004 5,612,530 7,411,188 13,023,718 Sep. 2005 Mar. 2005

CHARTER GRAHAM

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS    LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED      TOTAL    TRADED    TRADED
            ---- --------- ----------  --------- --------- ---------
                     $          $          $
            2005   786,903  2,071,854  2,858,757 Jun. 2007 Mar. 2006
            2004 7,966,178 (7,726,264)   239,914 Jun. 2006 Mar. 2005

CHARTER MILLBURN

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS    LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED      TOTAL    TRADED    TRADED
            ---- --------- ----------  --------- --------- ---------
                     $          $          $
            2005 1,984,446 (1,598,626)   385,820 Oct. 2006 Mar. 2006
            2004 2,593,008    704,497  3,297,505 Dec. 2005 Mar. 2005

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.
  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward and futures-styled options contracts, which funds, in the aggregate, totaled $396,667,080 and $270,748,488 for Charter Campbell, $146,564,699 and $219,055,260 for Charter MSFCM, $427,198,898 and $477,195,064
for Charter Graham, and $48,872,400 and $60,797,909 for Charter Millburn at December 31, 2005 and 2004, respectively. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off- exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CHARTER CAMPBELL

                  PER UNIT OPERATING PERFORMANCE:
                  NET ASSET VALUE, JANUARY 1, 2005:   $ 11.58
                                                      -------
                  NET OPERATING RESULTS:
                     Interest Income                     0.34
                     Expenses                           (1.04)
                     Realized Profit                     2.25
                     Unrealized Loss                    (0.43)
                                                      -------
                     Net Income                          1.12
                                                      -------
                  NET ASSET VALUE, DECEMBER 31, 2005: $ 12.70
                                                      =======

                  FOR THE 2005 CALENDAR YEAR:
                  RATIOS TO AVERAGE NET ASSETS:
                     Net Investment Loss               (5.7)%
                     Expenses before Incentive Fees     8.5 %
                     Expenses after Incentive Fees      8.5 %
                     Net Income                         9.6 %
                  TOTAL RETURN BEFORE INCENTIVE FEES    9.7 %
                  TOTAL RETURN AFTER INCENTIVE FEES     9.7 %

                  INCEPTION-TO-DATE RETURN             27.0 %
                  COMPOUND ANNUALIZED RETURN            7.6 %

               CHARTER MSFCM

               PER UNIT OPERATING PERFORMANCE:
               NET ASSET VALUE, JANUARY 1, 2005:        $  19.56
                                                        --------
               NET OPERATING RESULTS:
                  Interest Income                           0.50
                  Expenses                                 (1.36)
                  Realized Loss                            (2.45)
                  Unrealized Loss                          (0.52)
                  Proceeds from Litigation Settlement      --
                                                        --------
                  Net Loss                                 (3.83)
                                                        --------
               NET ASSET VALUE, DECEMBER 31, 2005:      $  15.73
                                                        ========

               FOR THE 2005 CALENDAR YEAR:
               RATIOS TO AVERAGE NET ASSETS:
                  Net Investment Loss                     (5.4)%
                  Expenses before Incentive Fees           8.5 %
                  Expenses after Incentive Fees            8.5 %
                  Net Loss                               (25.5)%
               TOTAL RETURN BEFORE INCENTIVE FEES        (19.6)%
               TOTAL RETURN AFTER INCENTIVE FEES         (19.6)%

               INCEPTION-TO-DATE RETURN                   57.3 %
               COMPOUND ANNUALIZED RETURN                  3.9 %

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


CHARTER GRAHAM

                 PER UNIT OPERATING PERFORMANCE:
                 NET ASSET VALUE, JANUARY 1, 2005:   $  22.16
                                                     --------
                 NET OPERATING RESULTS:
                    Interest Income                      0.55
                    Expenses                            (1.54)
                    Realized Loss                       (2.68)
                    Unrealized Profit                    0.11
                                                     --------
                    Net Loss                            (3.56)
                                                     --------
                 NET ASSET VALUE, DECEMBER 31, 2005: $  18.60
                                                     ========

                 FOR THE 2005 CALENDAR YEAR:
                 RATIOS TO AVERAGE NET ASSETS:
                    Net Investment Loss                (5.3)%
                    Expenses before Incentive Fees      8.2 %
                    Expenses after Incentive Fees       8.2 %
                    Net Loss                          (18.1)%
                 TOTAL RETURN BEFORE INCENTIVE FEES   (16.1)%
                 TOTAL RETURN AFTER INCENTIVE FEES    (16.1)%

                 INCEPTION-TO-DATE RETURN              86.0 %
                 COMPOUND ANNUALIZED RETURN             9.5 %

CHARTER MILLBURN

                  PER UNIT OPERATING PERFORMANCE:
                  NET ASSET VALUE, JANUARY 1, 2005:   $ 10.52
                                                      -------
                  NET OPERATING RESULTS:
                     Interest Income                     0.26
                     Expenses                           (0.81)
                     Realized Profit                     1.04
                     Unrealized Loss                    (0.55)
                                                      -------
                     Net Loss                           (0.06)
                                                      -------
                  NET ASSET VALUE, DECEMBER 31, 2005: $ 10.46
                                                      =======

                  FOR THE 2005 CALENDAR YEAR:
                  RATIOS TO AVERAGE NET ASSETS:
                     Net Investment Loss               (5.6)%
                     Expenses before Incentive Fees     8.3 %
                     Expenses after Incentive Fees      8.3 %
                     Net Loss                          (2.1)%
                  TOTAL RETURN BEFORE INCENTIVE FEES   (0.6)%
                  TOTAL RETURN AFTER INCENTIVE FEES    (0.6)%

                  INCEPTION-TO-DATE RETURN              4.6 %
                  COMPOUND ANNUALIZED RETURN            0.7 %

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