Form 10-Q
period 2006-03-31
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2006-05-10
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X




	       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
 		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)..................3

		Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2006 and 2005 (Unaudited) ........4

		Statements of Cash Flows for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)..................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-34

Item 4.	Controls and Procedures................................35


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................36

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds...............................................37

Item 5.	Other Information......................................38

Item 6.	Exhibits...............................................38



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	March 31,	      December 31,
	          2006         	                2005
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	385,140,514	360,451,084
	Restricted cash	    21,335,948	    38,241,731

	    Total cash	   406,476,462	  398,692,815

	Net unrealized gain (loss) on open contracts (MS&Co.)	12,415,566	  (13,123,062)
	Net unrealized gain on open contracts (MSIL)	     2,295,611	        172,596

	     Total net unrealized gain (loss) on open contracts	    14,711,177   	  (12,950,466)

	     Total Trading Equity	421,187,639	385,742,349

Subscriptions receivable	18,600,693	13,754,739
Interest receivable (Morgan Stanley DW)	     1,561,730	      1,136,822
Net option premiums	        (82,643)                         ?

	     Total Assets	   441,267,419	  400,633,910
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,305,438	4,715,179
Accrued brokerage fees (Morgan Stanley DW)	2,009,521	1,979,943
Accrued management fees	        887,538	       874,475

	     Total Liabilities	     9,202,497	    7,569,597

Partners? Capital

Limited Partners (32,303,253.637 and
	  30,609,700.729 Units, respectively)	427,429,551	388,854,021
General Partner (350,321.046 and
	  331,424.599 Units, respectively)	     4,635,371	      4,210,292

	     Total Partners? Capital	   432,064,922	  393,064,313

	     Total Liabilities and Partners? Capital	   441,267,419	  400,633,910
NET ASSET VALUE PER UNIT	            13.23	            12.70

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



  	   	    For the Quarters Ended March 31,


                                                                         		        2006    	       2005
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   4,167,503			    1,535,061

EXPENSES
	Brokerage fees (Morgan Stanley DW)		5,999,547	4,384,418
	Management fees	      	      2,649,799	   1,858,994

		Total Expenses		   8,649,346	   6,243,412

NET INVESTMENT LOSS	                                                       (4,481,843) 	   (4,708,351)

TRADING RESULTS
Trading profit (loss):
	Realized		(6,494,492) 	    	(9,018,613)
	Net change in unrealized		   27,661,643	    3,389,924

   	       Total Trading Results		   21,167,151	   (5,628,689)


NET INCOME (LOSS) 	                             16,685,308 	     (10,337,040)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                      		16,510,229	(10,226,156)
	General Partner                                      		175,079	     (110,884)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		      0.53  	 (0.43)
	General Partner                                                   		               0.53	 (0.43)





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2004	23,787,288.049	272,588,976	2,911,738	275,500,714

Offering of Units	3,638,471.598	    40,273,095	490,000	40,763,095

Net Loss 	                                                                 ?                   (10,226,156)	(110,884)	(10,337,040)

Redemptions	  (624,407.178)	  (7,006,401)	         ?    	  (7,006,401)

Partners? Capital,
March 31, 2005	 26,801,352.469	  295,629,514	 3,290,854	 298,920,368





Partners? Capital,
   December 31, 2005	30,941,125.328	388,854,021	4,210,292	393,064,313

Offering of Units	3,204,303.097	    41,340,843	250,000	41,590,843

Net Income                                                              ?                    16,510,229	175,079	16,685,308

Redemptions	 (1,491,853.742)	  (19,275,542)	         ?    	   (19,275,542)

Partners? Capital,
March 31, 2006	 32,653,574.683	  427,429,551	 4,635,371	 432,064,922









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Quarters Ended March 31,

                         2006                         2005
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	16,685,308	(10,337,040)
Noncash item included in net income (loss):
     Net change in unrealized	(27,661,643)	(3,389,924)

(Increase) decrease in operating assets:
     Restricted cash	16,905,783	5,622,513
     Interest receivable (Morgan Stanley DW)	(424,908)	(183,771)
     Net option premiums	82,643	?

Increase in operating liabilities:
     Accrued brokerage fees (Morgan Stanley DW)	29,578	125,369
     Accrued management fees	        13,063	                53,158

Net cash provided by (used for) operating activities	    5,629,824	  (8,109,695)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	36,744,889	41,346,919
Cash paid for redemptions of Units	   (17,685,283)	   (8,049,216)

Net cash provided by financing activities	    19,059,606	   33,297,703

Net increase in unrestricted cash	24,689,430    	25,188,008

Unrestricted cash at beginning of period	   360,451,084	    239,516,085

Unrestricted cash at end of period	   385,140,514	   264,704,093







	The accompanying notes are an integral part of these financial statements.





        MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership,

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which effective as of May 1, 2006 is a closed-end limited partnership, and three continuously-offered limited partnerships
Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.


The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all options on foreign currency forward contracts for the Partnership. Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (?Campbell? or the ?Trading Advisor?) is the trading advisor to the Partnership.

Campbell has notified Demeter that effective May 1, 2006, it will no longer accept any additional funds for management from the Partnership. As a result, effective May 1, 2006, Demeter will no longer accept any subscriptions for units of limited partnership interest (?Unit(s)?) in the Partnership nor any exchanges from other Morgan Stanley Charter Series of funds for Units of the Partnership.
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


While no subscriptions or exchanges for Units of the Partnership will be accepted after the April 30 month-end closing, Demeter will continue to operate the Partnership and Campbell will continue to trade the Partnership?s assets in accordance with the terms of the Management Agreement by and among the Partnership, Demeter, and Campbell. Limited partners of the Partnership will continue to be able to redeem their Units of the Partnership and exchange their Units of the Partnership for Units in other Morgan Stanley Charter Series of funds at any month-end closing.

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



       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-
Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	$	$	  $

Mar. 31, 2006	  10,459,490	4,251,687	14,711,177	Dec. 2006	Jun. 2006
Dec. 31, 2005	(2,025,735)	(10,924,731)	(12,950,466)	Sep. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $416,935,952 and $396,667,080 at March 31, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co.
 This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units. Effective May 1, 2006, Demeter will no longer accept any subscriptions for Units in the Partnership or any exchanges from other Morgan Stanley Charter Series of funds for Units of the Partnership.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $25,334,654 and expenses totaling $8,649,346, resulting in net income of $16,685,308 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $12.70 at December 31, 2005 to $13.23 at March 31, 2006.

The most significant trading gains of approximately 2.8% were recorded in the global stock index futures markets from long positions in European stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Additional gains of approximately 1.0% were experienced in the metals markets during January and March from long futures positions in copper and zinc as prices strengthened weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Within the global interest rate futures markets, gains of approximately 0.7% were recorded, from short positions in short-term U.S. interest rate futures as prices trended lower during February after the U.S. Federal Reserve increased U.S. interest rates with its fourteenth consecutive quarter-point hike and general sentiment that the U.S. Federal Reserve would have to keep lifting U.S. rates to stave off inflation. Additional gains
       were recorded during March short positions in U.S.
interest rate futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the U.S. will rise. In the currency markets, gains of approximately 0.5% were experienced, primarily during March, from long U.S. dollar positions relative to the Japanese yen, New Zealand dollar, and the Canadian dollar as the value of the U.S. dollar moved higher against these currencies amid expectations that the U.S. Federal Reserve would continue lifting U.S. interest rates to fend off inflation. In addition, the value of the New Zealand dollar was pulled lower on negative economic data out of that country, while the Canadian dollar decreased on sentiment that the Bank of Canada has reached the end of its rate increases. Smaller gains of approximately 0.3% were recorded in the energy markets during January from long futures positions in crude oil as prices increased during the month as political tensions surrounding Iran and Nigeria raised concerns that
exports could be disrupted.   Further gains were recorded during
March from long positions in crude oil as prices strengthened on concerns regarding the possibility of economic sanctions by the United Nations against Iran, one of the world's largest oil producers.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(4,093,628) and expenses totaling $6,243,412, resulting in a net loss of $10,337,040 for the quarter ended
       March 31, 2005. The Partnership?s net asset value per Unit decreased from $11.58 at December 31, 2004 to $11.15 at March 31,
2005.

The most significant trading losses of approximately 3.5% were recorded in the currency markets, primarily during January from short U.S. dollar positions against the Swiss franc and South African rand as the value of the U.S. dollar reversed higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This strengthening in the value of the U.S. dollar during January was attributed to conflicting economic data out of the European Union, Japan, and those released by the U.S. Treasury Department. It showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise and fears that the re-evaluation of the Chinese yuan was further away than expected also strengthened the value of the U.S. dollar. During February, losses were recorded from short positions in the euro and Swiss franc against the U.S. dollar as the value of the U.S. dollar weakened versus most currencies due to negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the bulky U.S. Current-Account deficit and U.S. dependence on foreign investment. The value of the U.S. dollar was further weakened during the remainder of the month by a larger-than-expected drop in January leading economic indicators and news that South Korea?s Central Bank would be reducing its U.S. dollar currency
       reserves.  Within the global stock index futures markets, losses of approximately 1.1% were recorded primarily in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. Smaller losses in the global stock equity index futures markets were experienced primarily during January and March from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.8% in the energy markets during January, February, and March from long futures positions in crude oil and its related products as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Additional gains of approximately 0.5% were recorded in the global interest rate futures markets from short positions in short-term U.S. interest rate futures as prices trended lower during January and February on expectations that the U.S. Federal
       Reserve would continue to increase interest rates at a measured pace. Further gains were achieved in March from short positions as prices continued to move lower after the expected hike in U.S. interest rates by the U.S. Federal Reserve. Smaller gains of approximately 0.2% were recorded in the metals markets during February from long positions in copper as prices moved higher due to the weaker U.S. dollar and news of strong demand from China. Long positions in copper futures experienced additional gains during March as prices continued to trend higher on news of consistent demand from the developing economies of Asia.


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by
       the Partnership to typically be many times the total
capitalization of the Partnership.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The
       VaR is the appropriate percentile of this distribution.
For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $432 million and $299 million, respectively.

Primary Market            March 31, 2006       March 31, 2005
Risk Category	  	       Value at Risk        Value at Risk

Currency					(1.84)%   	    	(1.68)%

Equity					(0.95) 			(1.38)

Interest Rate				(0.63)			(1.07)

Commodity		  			(0.59)   	      	(0.78)

Aggregate Value at Risk		(2.55)%  		    	(2.55)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above. Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could
       positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category	High	Low	Average
Currency	(2.18)%	(1.51)%	(1.86)%
Equity	(1.55)	(0.84)	(1.17)
Interest Rate	(2.86)	(0.56)	(1.31)
Commodity	(1.52)	(0.29)	(0.88)
Aggregate Value at Risk	(3.43)%	(2.55)%	(3.15)%

In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above.

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end
       reporting periods from April 1, 2005 through March 31, 2006.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 89% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2006, the Partnership?s major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2006, the Partnership had market exposure to the global stock index sector. Exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2006, the Partnership?s primary exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), CAC 40 (France), S&P 500 (U.S.), Nikkei 225 (Japan), IBEX 35 (Spain), Hang Seng (China), FTSE 100 (United Kingdom), TAIWAN (Taiwan), and NASDAQ 100 (U.S.) stock indices.
       The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2006 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At March 31, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At March 31, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and zinc and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in Hong Kong dollars, British pounds, euros, Japanese yen, Australian dollars, Canadian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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


       Demeter monitors and controls the risk of the
Partnership?s non-trading instrument, cash.  Cash is the only
Partnership investment directed by Demeter, rather than the Trading Advisor.

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


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
New investors and current limited partners of a Morgan Stanley Charter Series of funds are advised that effective May 1, 2006, Demeter will no longer accept any subscriptions for investments in the Partnership or any exchanges from other Morgan Stanley Charter Series of funds for Units of the Partnership. Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership and exchange Units of the Partnership for Units in other Morgan Stanley Charter Series of funds at any month-end closing.

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS

											    SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		July 29, 2002	    333-85078
Additional Registration	18,000,000.000		February 26, 2003	333-103171
Additional Registration	 34,000,000.000 	  April 28, 2004	      333-113878
   Total Units Registered       55,000,000.000

Units sold through 3/31/06      41,016,892.039
Units unsold through 3/31/06    13,983,107.961

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2006 was $475,901,075.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

Item 6.  EXHIBITS
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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 15, 2006         By:/s/ Kevin Perry
  	    Kevin Perry
                            Chief Financial Officer





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








? 6 ?


MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)







1318: