Form 10-Q
period 2006-06-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2006-08-10
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
 		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2006 and 2005 (Unaudited)........4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2006 and 2005 (Unaudited)...................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................25-39

Item 4.	Controls and Procedures................................39


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................40

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds............................................41-42

Item 5.	Other Information......................................42

Item 6.	Exhibits............................................42-43



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	June 30,	      December 31,
	          2006         	                2005
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	412,924,713	360,451,084
	Restricted cash	    19,641,382	    38,241,731

	    Total cash	   432,566,095	  398,692,815

	Net unrealized gain (loss) on open contracts (MS&Co.)	416,659	  (13,123,062)
	Net unrealized gain (loss) on open contracts (MSIL)	        (125,393)	        172,596

	     Total net unrealized gain (loss) on open contracts	          291,266   	  (12,950,466)

	     Total Trading Equity	432,857,361	385,742,349

Interest receivable (Morgan Stanley DW)	       1,775,083     	      1,136,822
Net option premiums	(126,945)	?
Subscriptions receivable	              ?               	    13,754,739

	     Total Assets	   434,505,499	  400,633,910
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	5,972,073	4,715,179
Accrued brokerage fees (Morgan Stanley DW)	2,169,777	1,979,943
Accrued management fees	         958,318	       874,475

	     Total Liabilities	      9,100,168	    7,569,597

Partners? Capital

Limited Partners (33,969,525.452 and
	  30,609,700.729 Units, respectively)	420,958,156	388,854,021
General Partner (358,868.055 and
	  331,424.599 Units, respectively)	     4,447,175	      4,210,292

	     Total Partners? Capital	    425,405,331	  393,064,313
	     Total Liabilities and Partners? Capital	   434,505,499	  400,633,910

NET ASSET VALUE PER UNIT	              12.39	            12.70

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



              For the Three Months                            For the Six Months
  	      Ended June 30,      	                        Ended June 30,


                           2006   	        2005    	       2006   	    2005
                          $	           $	          $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   5,077,877		    2,061,692 		   9,245,380	       3,596,753

EXPENSES
	Brokerage fees (Morgan Stanley DW)	6,599,029	4,817,447	12,598,576	9,201,865
	Management fees	          2,914,572	    2,042,597	     5,564,371	   3,901,591

		   Total Expenses 	    9,513,601	   6,860,044	   18,162,947	   13,103,456

NET INVESTMENT LOSS 	   (4,435,724)	   (4,798,352)	   (8,917,567)	  (9,506,703)

TRADING RESULTS
Trading profit (loss):
	Realized	(9,769,515) 	21,692,541	(16,264,007)	12,673,928
	Net change in unrealized	   (14,419,911)	   18,957,192 	    13,241,732	    22,347,116

	           Total Trading Results	   (24,189,426)	  40,649,733	    (3,022,275)	 35,021,044

NET INCOME (LOSS)	   (28,625,150)	  35,851,381		   (11,939,842)	 25,514,341

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(28,326,954)	  35,464,824	(11,816,725)	25,238,668
	General Partner 	(298,196)	386,557	(123,117)	275,673


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	(0.84)	                     1.31	 	(0.31)	0.88
	General Partner                                                  	(0.84)	                     1.31	 	(0.31)	0.88



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2004	23,787,288.049	272,588,976	2,911,738	275,500,714

Offering of Units	5,943,749.314	    67,292,828	490,000	67,782,828

Net Income                                                             ?                     25,238,668	275,673	25,514,341

Redemptions	  (2,175,003.286)	  (25,359,334)	         ?    	  (25,359,334)

Partners? Capital,
June 30, 2005	 27,556,034.077	  339,761,138	 3,677,411	 343,438,549





Partners? Capital,
   December 31, 2005	30,941,125.328	388,854,021	4,210,292	393,064,313

Offering of Units	6,727,952.165	    86,512,830	360,000	86,872,830

Net Loss                                                                 ?                    (11,816,725)	(123,117)	(11,939,842)

Redemptions	  (3,340,683.986)	  (42,591,970)	         ?    	  (42,591,970)

Partners? Capital,
June 30, 2006	 34,328,393.507	  420,958,156	 4,447,175	 425,405,331








The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Six Months Ended June 30,

                     2006                         2005
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(11,939,842)	25,514,341
Noncash item included in net income (loss):
     	Net change in unrealized	(13,241,732)	(22,347,116)

(Increase) decrease in operating assets:
	Restricted cash	18,600,349	2,827,662
     	Interest receivable (Morgan Stanley DW)	(638,261)	(283,940)
	Net option premiums	126,945	?

Increase in operating liabilities:
Accrued brokerage fees (Morgan Stanley DW)	189,834	294,096
Accrued management fees	           83,843	               124,698

Net cash provided by (used for) operating activities	    (6,818,864)	    6,129,741


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	100,627,569	73,433,893
Cash paid for redemptions of Units	    (41,335,076)	   (22,611,638)

Net cash provided by financing activities	     59,292,493	    50,822,255

Net increase in unrestricted cash	52,473,629    	56,951,996

Unrestricted cash at beginning of period	    360,451,084	    239,516,085

Unrestricted cash at end of period	   412,924,713	   296,468,081





	The accompanying notes are an integral part of these financial statements.





       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership,

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which effective as of May 1, 2006 is a closed-end limited partnership, and three continuously-offered limited partnerships:
Morgan Stanley Charter Graham L.P., Morgan Stanley Charter
Millburn L.P., and Morgan Stanley Charter MSFCM L.P.


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

Effective May 1, 2006, Campbell is no longer accepting any additional funds for management from the Partnership. As a result, effective May 1, 2006, Demeter no longer accepts any subscriptions for units of limited partnership interest (?Unit(s)?) in the Partnership or any exchanges from other Morgan Stanley Charter Series of funds for Units of the Partnership.

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


While no subscriptions or exchanges for Units of the Partnership were accepted after the April 30th month-end closing, Demeter will continue to operate the Partnership and Campbell will continue to trade the Partnership?s assets in accordance with the terms of the Management Agreement by and among the Partnership, Demeter, and Campbell. Limited partners of the Partnership will continue to be able to redeem their Units of the Partnership and exchange their Units of the Partnership for Units in other Morgan Stanley Charter Series of funds at any month-end closing.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays the Partnership interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.



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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $

Jun. 30, 2006	3,692,375	(3,401,109)	291,266	Mar. 2007	Sep. 2006
Dec. 31, 2005	(2,025,735)	(10,924,731)	(12,950,466)	Sep. 2006	Mar. 2006

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

exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $436,258,470 and $396,667,080 at June 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units. Effective May 1, 2006, Demeter no longer accepts any subscriptions for Units in the Partnership or any
       exchanges from other Morgan Stanley Charter Series of funds for Units of the Partnership.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $(19,111,549) and expenses totaling $9,513,601, resulting in a net loss of $28,625,150 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $13.23 at March 31, 2006 to $12.39 at June 30, 2006.

The most significant trading losses of approximately 7.6% were recorded in the currency markets from long positions in the U.S. dollar during April and May as the value of the U.S. dollar declined against most of its major rivals, notably the Swiss franc, Canadian dollar, Japanese yen, and New Zealand dollar, amid news of slower-than-expected U.S. Gross Domestic Product growth. Additional losses of approximately 1.8% were incurred in the global equity index markets from long positions in European and Pacific Rim stock index futures during April and May as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. A portion of the Partnership?s losses for the quarter was partially offset by gains of approximately 1.8% in the global interest rate futures markets from short positions in U.S. fixed-income futures throughout the quarter as prices trended lower amid fears of accelerating global inflation. Further weighing down U.S. fixed-
       income prices was the anticipation of the 17th consecutive interest rate hike on June 29 by the U.S. Federal Reserve.
Within the metals sector, gains of approximately 1.3% were achieved from long copper and zinc futures positions as prices rallied sharply during the first half of May to record highs on strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, long positions in gold futures also gained as prices rallied to a 25-year high in April, benefiting from continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth. Smaller gains of approximately 0.7% were recorded in the energy markets throughout the quarter from long futures positions in crude oil and heating oil as prices increased amid geopolitical tension in Iran. Also pushing prices higher were June reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico.

The Partnership recorded total trading results including interest income totaling $6,223,105 and expenses totaling $18,162,947, resulting in a net loss of $11,939,842 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $12.70 at December 31, 2005 to $12.39 at June 30, 2006.

       The most significant trading losses of approximately 6.9%
were recorded in the currency markets from long positions in the U.S. dollar during April as the value of the U.S. dollar declined against most of its major rivals, notably the Swiss franc, Canadian dollar, Japanese yen, and New Zealand dollar, amid slower-than-expected U.S. Gross Domestic Product growth. A portion of the Partnership?s losses were offset by gains of approximately 2.4% in the global interest rate futures markets from short positions in U.S. interest rate futures as prices declined amid strength in the global equity markets and general sentiment that the U.S. Federal Reserve would keep lifting interest rates in order to stave off inflation. Additional gains of approximately 2.1% were experienced in the metals markets from long futures positions in copper and zinc as prices advanced on a strong U.S. manufacturing survey from the Institute of Supply Management, news that China?s pace of industrial production remained strong, and increasing demand from the U.S., China, and India. Further gains of approximately 1.0% were recorded in the energy markets from long futures positions in crude oil and heating oil as prices increased amid news of geopolitical tensions in Nigeria and Iran. Also pushing prices higher were June reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Smaller gains of approximately 0.9% were recorded in the global stock index futures markets primarily during the first quarter of 2006 from long positions in U.S., European, and Japanese stock index futures as global equity prices trended higher on strong corporate earnings and solid economic data. Also supporting the move higher in European equity index futures prices was news that German business sentiment in February rose to its highest level since October 1991. In addition, Japanese equity prices benefited from news that commercial land prices in Japan?s major metropolitan areas staged their first meaningful price increase since the 1990s.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $42,711,425 and expenses totaling $6,860,044, resulting in net income of $35,851,381 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $11.15 at March 31, 2005 to $12.46 at June 30, 2005.

The most significant trading gains of approximately 8.4% were recorded in the global interest rate futures markets during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate
       futures as prices increased early in the month as
investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. In June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. In the currency markets, gains of approximately 7.9% were recorded during May and June from short positions in the euro, Swiss franc, and Japanese yen relative to the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.6% in the global stock index futures markets primarily during April from long positions in U.S., Japanese, and European stock index futures as prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of the month, resulting in
additional losses from long positions.   Further losses in the
global stock index futures markets were experienced in June from short positions in U.S. equity index futures early in the month as prices increased on optimism regarding the future of the U.S. economy. Newly established long positions in U.S. equity index futures then resulted in additional losses as prices declined towards the end of the month on investors? worries regarding high oil prices. Within the energy markets, losses of approximately 0.3% were recorded during April from long positions in crude oil as prices reversed sharply lower after U.S. government data pointed to greater production activity by refiners and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency.

The Partnership recorded total trading results including interest income totaling $38,617,797 and expenses totaling $13,103,456, resulting in net income of $25,514,341 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $11.58 at December 31, 2004 to $12.46 at June 30, 2005.

       The most significant trading gains of approximately 8.9%
were recorded in the global interest rate futures markets during January from long positions in European and Japanese bond futures as prices moved higher due to conflicting economic data out of the European Union and Japan and uncertainty in the equity markets. Further gains were recorded in March and April from long positions in European and Japanese interest rate futures as prices strengthened due to weakness in the equity markets, volatility in the energy markets, geopolitical concerns over an intensifying rift between China and Japan, and weaker-than-expected U.S. Gross Domestic Product data. During May, further gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected the European Union constitution. During June, gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately
       4.1% were recorded in the currency markets during March from short positions in the Japanese yen against the U.S. dollar as the value of the yen declined due to investor pessimism regarding the long-term future of the Japanese economy. Further gains in the currency markets were experienced during May and June from short positions in the euro, Swiss franc, and Japanese yen relative to the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Smaller gains of approximately 1.5% were recorded in the energy markets from long positions in gas oil, crude oil, and heating oil as prices trended higher during January, February, and March amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Further gains were recorded during June from long positions in these markets as prices moved higher amid concerns that production facilities in Gulf of Mexico would be affected by higher tropical storm activity and news of weak supply by the Energy Information Administration. A portion of the Partnership?s gains for the first six months was offset by losses of approximately 3.7% in the global stock index futures markets during January from long positions in U.S. equity index futures as prices finished the
       month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. Then in April, long positions in the U.S., Japanese, and European stock index futures experienced losses as global equity prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, resulting in
additional losses from long positions.   Further losses in the
global stock index futures markets were experienced in June from short positions in U.S. equity index futures early in the month as prices increased on optimism regarding the future of the U.S. economy. Newly established long positions in U.S. equity index futures resulted in additional losses as prices declined towards the end of the month on investor worries regarding high oil prices.

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

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are
       based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $425 million and $343 million, respectively.

Primary Market             June 30, 2006        June 30, 2005
Risk Category	  	       Value at Risk        Value at Risk

Currency					(0.86)%	   	    	(2.18)%

Interest Rate				(0.76)			(2.86)

Equity					(0.14) 			(1.34)

Commodity		  			(0.52)   	      	(1.11)

Aggregate Value at Risk		(1.36)%  		    	(3.43)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of
       currency and the Aggregate Value at Risk listed above.
Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category	High	Low	Average
Currency	(1.89)%	(0.86)%	(1.53)%
Interest Rate	(1.19)	(0.56)	(0.78)
Equity	(1.55)	(0.14)	(0.87)
Commodity	(1.52)	(0.29)	(0.73)
Aggregate Value at Risk	(3.30)%	(1.36)%	(2.63)%

In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed
       above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above.

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

       The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to
       differ materially from the objectives of such strategies.
Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at June 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2006, the Partnership?s major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2006, the Partnership had market exposure to the global stock index sector. Exposure was primarily to equity
       price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2006, the Partnership?s primary exposures were to the S&P 500 (U.S.), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), DAX (Germany), CAC 40 (France), Nikkei 225 (Japan), TAIWAN (Taiwan), Euro Stoxx 50 (Europe), Hang Seng (China), and SPI-200 (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At June 30, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

       Metals.	At June 30, 2006, the Partnership had market
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

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars, Swiss francs, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially
       the same manner in all market categories traded.  Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

     (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in
       other factors that could significantly affect these
controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
New investors and current limited partners of a Morgan Stanley Charter Series of funds are advised that effective May 1, 2006, Demeter no longer accepts any subscriptions for investments in the Partnership or any exchanges from other Morgan Stanley Charter Series of funds for Units of the Partnership. Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership and exchange Units of the Partnership for Units in other Morgan Stanley Charter Series of funds at any month-end closing.

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2006.












       <table>
Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS
											    SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number


Initial Registration	3,000,000.000		July 29, 2002	    333-85078
Additional Registration	18,000,000.000		February 26, 2003	333-103171
Additional Registration	 34,000,000.000 	  April 28, 2004	      333-113878
   Total Units Registered       55,000,000.000

Units sold through 6/30/06      44,531,994.098
Units unsold through 6/30/06  __10,468,005.902

The managing underwriter for the Partnership is Morgan Stanley DW.

Units were continuously sold at monthly closings through April 30, 2006, at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Effective May 1, 2006, Campbell no longer accepts any additional funds for management from the Partnership. As a result, effective May 1, 2006, Demeter no longer accepts any subscriptions for Units in the Partnership or any exchanges from other Morgan Stanley Charter Series of funds for Units of the Partnership.

The aggregate price of the Units sold through June 30, 2006 was $521,073,062.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital
       of the Partnership for use in accordance with the ?Use of
Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 14, 2006      By:/s/ Kevin Perry
  	    Kevin Perry
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





















? 6 ?


MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)







1432: