Form 10-Q
period 2006-09-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2006-11-09
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant
(1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities
 Exchange Act of 1934 during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       	No___________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X




	       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2006
 		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)..4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)..............5

		Notes to Financial Statements (Unaudited)...............6-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......15-30

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................30-44

Item 4.	Controls and Procedures................................44


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................45

Item 2.	Unregistered Sales of Equity Securities and Use of
			Proceeds............................................46-47

Item 5.	Other Information...................................47-48

Item 6.	Exhibits...............................................48



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	      December 31,
	          2006         	                2005
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	382,334,747	360,451,084
	Restricted cash	    23,481,455	    38,241,731

	    Total cash	   405,816,202	  398,692,815

	Net unrealized gain (loss) on open contracts (MSIL)	       (314,924)	        172,596
	Net unrealized loss on open contracts (MS&Co.)	     (4,535,226)	  (13,123,062)

	     Total net unrealized loss on open contracts	    (4,850,150)     	  (12,950,466)

	     Total Trading Equity	     400,966,052	385,742,349

Interest receivable (Morgan Stanley DW)	        1,699,797	      1,136,822
Net option premiums	(58,271)	?
Subscriptions receivable	           ?                	    13,754,739

	     Total Assets	   402,607,578	  400,633,910
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	         5,251,772	     4,715,179
Accrued brokerage fees (Morgan Stanley DW)	2,062,576	1,979,943
Accrued management fees	         910,971	       874,475

	     Total Liabilities	     8,225,319	    7,569,597

Partners? Capital

Limited Partners (32,833,113.448 and
	  30,609,700.729 Units, respectively)	390,118,241	388,854,021
General Partner (358,868.055 and
	  331,424.599 Units, respectively)	     4,264,018	      4,210,292

	     Total Partners? Capital	  394,382,259	  393,064,313

	     Total Liabilities and Partners? Capital	  402,607,578	  400,633,910
NET ASSET VALUE PER UNIT	             11.88	            12.70

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



           For the Three Months                        For the Nine Months
  	         Ended September 30   	                     Ended September 30,


                           2006   	        2005    	       2006   	    2005
                          $	            $	          $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	    5,416,491		    2,646,444 		    14,661,871	       6,243,197

EXPENSES
	Brokerage fees (Morgan Stanley DW)	6,290,154	5,218,288	18,888,730	14,420,153
	Management fees	      2,778,150   	    2,304,743	        8,342,521	   6,206,334

		   Total Expenses 	   9,068,304	     7,523,031	   27,231,251	   20,626,487

NET INVESTMENT LOSS 	   (3,651,813)	   (4,876,587)	   (12,569,380)	  (14,383,290)

TRADING RESULTS
Trading profit (loss):
	Realized	(8,447,416) 	6,486,778	(24,711,423)	19,160,706
	Net change in unrealized	   (5,141,416)	   (4,961,090) 	     8,100,316	    17,386,026

	           Total Trading Results	 (13,588,832)	     1,525,688	   (16,611,107)	 36,546,732

NET INCOME (LOSS)	  (17,240,645)	  (3,350,899)		(29,180,487)	 22,163,442

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(17,057,488)	  (3,310,154)	(28,874,213)	21,928,514
	General Partner 	(183,157)	(40,745)	(306,274)	234,928


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                       (0.51)	                     (0.12)	 (0.82)	0.76
	General Partner	 (0.51)	                     (0.12)	 (0.82)	0.76



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2004	23,787,288.049	272,588,976	2,911,738	275,500,714

Offering of Units	9,168,963.862	106,630,606	700,000	107,330,606

Net Income                                                              ?                   21,928,514		234,928	22,163,442

Redemptions	    (3,904,029.781)	        (46,509,012)	         ?    	  (46,509,012)

Partners? Capital,
September 30, 2005	  29,052,222.130	  354,639,084	 3,846,666	 358,485,750





Partners? Capital,
   December 31, 2005	30,941,125.328	388,854,021	4,210,292	393,064,313

Offering of Units	6,727,952.165	86,512,830	360,000	86,872,830

Net Loss                             	                             ?                   (28,874,213)		(306,274)	(29,180,487)

Redemptions	  (4,477,095.990)	        (56,374,397)	         ?      	  (56,374,397)

Partners? Capital,
September 30, 2006	  33,191,981.503	390,118,241	 4,264,018	 394,382,259










The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Nine Months Ended September 30,

                         2006                         2005
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(29,180,487)	22,163,442
Noncash item included net income (loss):
     	Net change in unrealized	(8,100,316)	(17,386,026)

(Increase) decrease in operating assets:
	Restricted cash	14,760,276	5,378,382
     	Interest receivable (Morgan Stanley DW)	(562,975)	(481,343)
	Net option premiums	58,271	          ?

Increase in operating liabilities:
Accrued brokerage fees (Morgan Stanley DW)	           82,633	         344,692
Accrued management fees	           36,496	         176,486

Net cash provided by (used for) operating activities	   (22,906,102)	   10,195,633


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	100,627,569	110,337,416
Cash paid for redemptions of Units	   (55,837,804)	   (40,396,760)

Net cash provided by financing activities	    44,789,765	    69,940,656

Net increase in unrestricted cash	21,883,663    	80,136,289

Unrestricted cash at beginning of period	   360,451,084	    239,516,085

Unrestricted cash at end of period	   382,334,747	   319,652,374







	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership,


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which effective as of May 1, 2006, no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Fund for Units of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P. (formerly known as Morgan Stanley Charter Millburn L.P.), and Morgan Stanley Charter Aspect L.P. (formerly known as Morgan Stanley Charter MSFCM L.P.).

Morgan Stanley Charter WCM L.P. and Morgan Stanley Charter Aspect
L.P. did not accept any subscriptions for investment or exchanges from other Charter Series of Funds for the September 30, 2006 and October 31, 2006 month-end closings.

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


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.



       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	  Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-
Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $

Sep. 30, 2006	(5,983,202)	1,133,052	     (4,850,150)	Jun. 2007	Dec. 2006
Dec. 31, 2005	(2,025,735)	(10,924,731)	(12,950,466)	Sep. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $399,833,000 and $396,667,080 at September 30, 2006 and December 31, 2005,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value
Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Part-nership is currently evaluating the potential impact of adopting
SFAS No. 157.

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

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?.
Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
These market conditions could prevent the Partnership from promptly
       liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units. Effective May 1, 2006, Demeter no longer accepts any subscriptions for Units in the Partnership or
       any exchanges from other Morgan Stanley Charter Series of funds for Units of the Partnership.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical
       accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(8,172,341) and expenses totaling $9,068,304, resulting in a net loss of $17,240,645 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $12.39 at June 30, 2006 to $11.88 at September 30, 2006.

The most significant trading losses of approximately 5.5% were recorded in the energy futures markets, primarily during August and September, from long futures positions in crude oil and its related products as prices reversed lower after remarks by U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Additionally, prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil might weaken as consumers might cut back on airline travel plans over safety concerns. Prices continued to move lower towards the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and as OPEC reduced its 2006 oil demand growth forecast. Additional losses of approximately 0.7% were incurred within the global interest rate
       sector during July from short positions in German and
Canadian fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict in the Middle East. In addition, prices were boosted by U.S. Federal Reserve Chairman Ben Bernanke?s testimony before Congress, which eased fears of accelerating inflation and suggested that interest rate increases would possibly come to a pause at the August U.S. Federal Reserve meeting. German and Canadian fixed-income futures were also pressured higher on news that the European Central Bank and the Bank of Canada kept interest rates unchanged. Further losses were recorded in September from short positions in German fixed-income futures as prices reversed higher at the end of the month after economic reports showed German investor sentiment slid to a seven-year low, thereby diminishing speculation that the European Central Bank would raise interest rates in the near-future. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.5% in the currency markets, primarily during August and September, from short positions in the Japanese yen and Swiss franc versus the U.S. dollar. During August, the value of the Japanese yen moved lower amid lower-than-expected inflation data, while the value of the Swiss franc fell on diminished expectations for an interest rate hike by the Swiss National Bank. During September, short positions in the Canadian dollar, as well as the Japanese yen and Swiss franc, versus the
       U.S. dollar experienced gains as the U.S. dollar
strengthened to six-week highs after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990, the U.S. consumer confidence index rebounded in September from a nine-month low in August and core consumer price inflation increased at its fastest pace in 11-years. Additionally, the Japanese yen weakened after Japan reported a larger-than-expected drop in machinery orders and consumer confidence for the month of August, while the value of the Swiss franc fell after the Swiss National Bank cut its future inflation forecasts, thereby reducing the likelihood of future interest rate hikes. In the global stock index sector, gains of approximately 1.4% were recorded, primarily during September, from long positions in European equity index futures as prices increased amid falling oil prices. Additionally, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while German equity index futures rose after the European Central Bank decided to leave interest rates unchanged. Elsewhere in the global stock index sector, gains were experienced during July and August from long positions in Hong Kong equity index futures as prices increased on an optimistic economic outlook for the region after Gross Domestic Product in China surged to 10.9% in the first six months of this year.


The Partnership recorded total trading results including interest income totaling $(1,949,236) and expenses totaling $27,231,251,
       resulting in a net loss of $29,180,487 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $12.70 at December 31, 2005 to $11.88 at September 30, 2006.

The most significant trading losses of approximately 5.4% were recorded in the currency markets. During the first quarter, losses were recorded from short positions in the U.S. dollar against the British pound as the value of the U.S. dollar moved higher amid expectations that the U.S. Federal Reserve would continue lifting U.S. interest rates to combat inflation. Long positions in the U.S. dollar during April recorded losses as the value of the U.S. dollar declined against many of its major rivals, notably the Swiss franc and Canadian dollar. This reversal lower in the value of the U.S. dollar was attributed to news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its cycle in interest rate increases. During May and June, long positions in the Australian dollar versus the U.S. dollar incurred losses as the U.S. dollar reversed higher against most of its rivals after hawkish comments from several U.S. Federal Reserve officials, including U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. The value of the U.S. dollar continued to move higher leading up to the 17th consecutive
       interest rate hike by the U.S. Federal Reserve on June
29th. In addition, the value of the U.S. dollar strengthened on news that positive steps were taken regarding the nuclear standoff between Iran and the U.S. Long positions in the euro versus the U.S. dollar recorded losses during July and September as the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged, while the U.S. dollar strengthened after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. Additional losses of approximately 4.5% were incurred in the energy futures markets, primarily during August and September, from long futures positions in crude oil and its related products as prices reversed lower after remarks by U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Additionally, prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil might weaken as consumers might cut back on airline travel plans over safety concerns. Prices continued to move lower towards the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and as OPEC reduced its 2006 oil demand growth forecast. A portion of the Partnership?s losses for the first nine months of 2006 was offset by gains experienced in the stock index sector primarily during the first quarter of 2006 from long positions in U.S. and European stock index futures as global equity prices trended higher on strong corporate earnings and solid economic data.
Also supporting the move higher in European equity index futures prices was news that German business sentiment in February rose to its highest level since October 1991. During September, additional gains were recorded from long positions in European equity index futures as prices increased amid falling oil prices. Additionally, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while German equity index futures rose after the European Central Bank decided to leave interest rates unchanged. Within the metals sector, additional gains of approximately 2.2% were recorded, primarily during March, April and May, from long futures positions in copper and zinc as prices advanced on a strong U.S. manufacturing survey from the Institute of Supply Management, news that China?s pace of industrial production remained strong, and increasing demand from the U.S., China, and India. Smaller gains of approximately 1.8% were experienced in the global interest rate sector from short positions in U.S. interest rate futures, primarily during the second quarter, as prices trended lower amid strength in the global equity markets and general sentiment that the U.S. Federal Reserve would keep lifting interest rates in order to stave off inflation.








       For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $4,172,132 and expenses totaling $7,523,031, resulting in a net loss of $3,350,899 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $12.46 at June 30, 2005 to $12.34 at September 30, 2005.

The most significant trading losses of approximately 5.1% were recorded in the global interest rate futures markets throughout the quarter from both long and short positions in European, the U.S., and Japanese fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Additional losses of approximately 1.7% were recorded within the currency markets during August from long U.S. dollar positions against the Swiss franc, Canadian dollar, and New Zealand dollar as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Further losses in the currency sector were recorded during September from long positions in the British pound relative to the U.S. dollar as the value of the pound weakened after news that the British economy experienced the slowest growth in twelve years during the second quarter of 2005 and expectations for further interest rate cuts by the Bank
       of England.  Additional losses in September were recorded from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar weakened on fears for an economic slow-down in New Zealand during 2006. Finally, losses were incurred from short positions in the Canadian dollar against the U.S. dollar as the value of the Canadian dollar increased against most of its major rivals amid strength in the equity markets. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 4.3% in the global stock index futures markets, primarily during July and September from long positions in Japanese and European equity index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as equity prices rose amid a
       decline in oil prices and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. In the energy markets, gains of approximately 2.8% were recorded during August from long positions in crude oil and its related products, and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Smaller gains of approximately 0.4% were experienced in the metals markets from long positions in copper futures as prices trended higher throughout the quarter amid consistent strong demand from China.


The Partnership recorded total trading results including interest income totaling $42,789,929 and expenses totaling $20,626,487, resulting in net income of $22,163,442 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $11.58 at December 31, 2004 to $12.34 at September 30, 2005.

The most significant trading gains of approximately 4.4% were recorded in the energy markets from long positions in crude oil and its related products as prices trended higher during January, February, and March amid news of increased demand from China, fears of terror attacks against production facilities in the
       Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Further gains were recorded during June from long positions in these markets as prices moved higher amid concerns that production facilities in Gulf of Mexico would be affected by a higher tropical storm and news of weak supply. Additional gains in the energy markets were recorded during August from long positions in crude oil and its related products, and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concern for heavily damaged, or even possibly destroyed, refineries and production facilities. Within the global interest rate futures markets, gains of approximately 3.3% were experienced during January from long positions in European bond futures as prices moved higher due to conflicting economic data out of the European Union and uncertainty in the equity markets. Further gains were recorded in March and April from long positions in European interest rate futures as prices strengthened due to weakness in the equity markets. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds might have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected
       the European Union?s constitution.  During June, gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data. Later in the month, long positions in European interest rate futures experienced gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately 2.3% were recorded in the currency markets, during March from short positions in the Japanese yen against the U.S. dollar as the value of the yen declined due to investor pessimism regarding the long-term future of the Japanese economy. Additional gains in the currency markets were experienced during May and June from short positions in the euro and Japanese yen relative to the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. In July, gains were recorded from long U.S. dollar positions against the Japanese yen as the value of the U.S. dollar continued to move higher on news that the U.S. Current-Account deficit had narrowed.
Finally, in September, gains were recorded from long U.S. dollar positions relative to the Japanese yen and the euro as the value of the U.S. dollar moved higher amid bolstered expectations that
       the U.S. Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. Within the metals markets, gains of approximately 0.5% were experienced during February, June, July, August, and September from long positions in copper futures as prices trended higher amid consistent strong demand from China. Smaller gains of approximately 0.4% were recorded in the global stock index futures markets during February from long positions in Pacific
Rim and European equity index futures as prices moved higher early in the month amid the elections in Iraq and lower-than-expected unemployment data out of the U.S. Pacific Rim equity prices were also pushed higher when positive economic data painted a brighter picture of the Far East Region?s economy. Additional gains were recorded during July and September from long positions in Japanese and European equity index futures.


Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of
       trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.
       The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
       Section 21E of the Securities Exchange Act of 1934).  All
quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter
       uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $394 million and $358 million, respectively.

Primary Market          September 30, 2006    September 30, 2005
Risk Category	  	       Value at Risk        Value at Risk

Equity					(1.39)%	   	    	(1.55)%

Currency					(1.30)			(1.89)

Interest Rate				(0.28) 			(0.56)

Commodity		  			(0.73)   	      	(0.29)

Aggregate Value at Risk		(2.33)%  		    	(3.30)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above. Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than
       the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category	High	Low	Average
Equity	(1.39)%	(0.14)%	(0.83)%
Currency	(1.84)	(0.86)	(1.38)
Interest Rate	(1.19)	(0.28)	(0.71)
Commodity	(1.52)	(0.52)	(0.84)
Aggregate Value at Risk	(3.30)%	(1.36)%	(2.38)%

In the quarter-end reporting periods prior to September 30, 2005, the VaR for the primary market risk category of currency listed above did not include the one-day downside risk for the exposure associated with options on foreign currency forward trades. Demeter did not believe the omission of such market risk exposure
       materially misrepresented the VaR for the primary risk category of currency and the Aggregate Value at Risk listed above.

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other
       factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest exposure of the Partnership at September 30, 2006 was to the global stock index sector, which was primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2006, the Partnership?s primary exposures were to the DAX (Germany), S&P 500 (U.S.), Euro Stoxx 50 (Europe), Nikkei 225 (Japan), FTSE 100 (United Kingdom), CAC 40 (France), IBEX 35 (Spain), Hang Seng (China), TAIWAN (Taiwan), NASDAQ 100 (U.S.), and SPI-200 (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Currency.  The second largest market exposure of the
Partnership at September 30, 2006 was to the currency sector.
The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2006, the Partnership?s major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2006, the Partnership had exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia.
       Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The third largest exposure of the Partnership at September 30, 2006, was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At September 30, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and zinc and precious metals, such as gold.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence
       price movements in these markets.  The Trading
Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in Japanese yen, euros, Hong Kong dollars, Canadian dollars, Australian dollars, Swiss francs, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	    PROCEEDS

											    SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		July 29, 2002	    333-85078
Additional Registration	18,000,000.000		February 26, 2003	333-103171
Additional Registration	 34,000,000.000 	  April 28, 2004	      333-113878
   Total Units Registered       55,000,000.000

Units sold through 9/30/06      44,531,994.098
Units unsold through 9/30/06  __10,468,005.902

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

       The aggregate price of the Units sold through September
30, 2006 was $521,073,062.

Since no expenses are chargeable against the proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors, from the Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 14, 2006    By:/s/ Lee Horwitz
  	    Lee Horwitz
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











? 6 ?


MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)