Form 10-K
period 2006-12-31
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2007-03-09
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2006 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes          No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$420,958,156 at June 30, 2006.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2006
                               Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	Item 1.		Business. . . . . . . . . . . . . . . . . . . . . . . .. 2?7

	Item 1A.		Risk Factors. . . . . . . . . . . . . . . . . . . . . . . .7

	Item 1B.		Unresolved Staff Comments . . . . . . . . . . . . . . . . .7

	Item 2.		Properties. . . . . . . . . . . . . . . . .  . . . . . . . 7

	Item 3.		Legal Proceedings.. . . . . . . . . . . . . . . . . .  . . 7

	Item 4.		Submission of Matters to a Vote of Security Holders. . . . 7

Part II.

	Item 5.			Market for Registrant's Partnership Units
				and Related Security Holder Matters . . . . . . . . . . .8-9

	Item 6.		Selected Financial Data . . . . . . . . . . . . . . . . . 10

	Item 7.		Management's Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . .11?31

	Item 7A.			Quantitative and Qualitative Disclosures About
			Market Risk . . . . . . . . . . . . . . . . . . . . . .31?45

	Item 8.		Financial Statements and Supplementary Data. . . . . . 45-46

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .46

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .46-49

	Item 9B.		Other Information . . . . . . . . . . . . . . . . . . . . 49
Part III.

	Item 10.		Directors, Executive Officers and Corporate
			Governance. . . . . . . . . . . . . . . . . . . . . . .50-57

	Item 11. 	Executive Compensation . . . . . . . . . . . . . . . . . .57

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management and Related Security Holder Matters. . . . 57

	Item 13. 	Certain Relationships and Related Transactions,
			and Director Independence . . . . . . . . . . . . . . . . 58

	Item 14. 	Principal Accountant Fees and Services . . . . . . . . 58?59
Part IV.

	Item 15.			Exhibits and Financial Statement Schedules . . . . . .	60?61


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated               Part of Form 10-K

	Partnership's Prospectus dated
  	November 8, 2006 	       I

	Annual Report to Morgan Stanley
	Charter Series Limited Partners
	for the year ended December 31, 2006	  II, III, and IV






	       PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Charter Camp-bell L.P. (the "Partnership") is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on October 1, 2002. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, which effective May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter series of funds for Units of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P.(formerly known as Morgan Stanley Charter Millburn L.P.), and Morgan Stanley Charter Aspect L.P. (formerly known as Morgan Stanley Charter MSFCM L.P.) (collectively, the ?Charter Series?).

Morgan Stanley Charter WCM L.P. and Morgan Stanley Charter Aspect L.P. did not accept any subscriptions for investment or exchanges from other Charter series of funds for the September 30, 2006, October 31, 2006, and November 30, 2006 month-end closings.
       The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). MS&Co. acts as the counterparty on all of the foreign currency forward contracts. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnership?s principal U.S.
commodity broker?dealer.   Effective January 2006, Morgan Stanley
Capital Group Inc. (?MSCG?) acts as the counterparty on all options on foreign currency forward contracts for the Partnership. Demeter, Morgan Stanley DW, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (the ?Trading Advisor?) is the trading advisor to the Partnership.

Effective May 1, 2006 Campbell no longer accepts any additional funds for management from the Partnership. As a result, effective May 1, 2006, Demeter no longer accepts any subscriptions for Units in the Partnership or any exchanges from other Morgan Stanley Charter Series for Units of the Partnership.

While no subscriptions or exchanges for Units of the Partnership were accepted after the April 30th month-end closing, Demeter will
       continue to operate the Partnership and Campbell will continue to trade the Partnership?s assets in accordance with the terms of the Management Agreement by and among the Partnership, Demeter, and Campbell. Limited partners of the Partnership will continue to be able to redeem their Units of the Partnership and exchange their Units of the Partnership for Units in other Morgan Stanley Charter Series of funds at any month-end closing.

Units are sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership began the year at a net asset value per Unit of $12.70 and increased by 3.1% to $13.09 on December 31, 2006. For a more detailed description of the Partnership?s business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus dated November 8, 2006 (the ?Prospectus?), incorporated by reference in this Form 10-K, set forth below.

	Facets of Business
	1.	Summary	1.	"Summary" (Pages 3-11 of the
Prospectus).

	2.	Futures, Options, and	      2.	 "The Futures, Options, and
		Forwards Markets          	    Forwards Markets? (Pages
				   127-131 of the Prospectus).

	3.	Partnership's Trading	3.	 ?Use of Proceeds? (Pages
		Arrangements and	               26-27 of the Prospectus).
		Policies		 ?The Trading Advisors?
			(Pages 75-98 of the
			 Prospectus).

	4.	Management of the Part-	4.	 ?The Trading Advisors ?
      		nership		  Management Agreements?
		 		(Page 75 of the Prospectus).
				?The General Partner?
			(Pages 71-74 of the
		 Prospectus).  ?The
		 Commodity Brokers?
			(Pages 102-103 of the
			 Prospectus) and ?The
			 Limited Partnership
			 Agreements? (Pages 107-
			 110 of the Prospectus).

5. Taxation of the Partner-	     5.?Material Federal Income
   ship?s Limited Partners       	      Tax Considerations? and
					?State and Local Income Tax
					 Aspects" (Pages 117?125 of
					 the Prospectus).

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

Item 1A.  RISK FACTORS
The Partnership is in the business of speculative trading of futures, forward, and options on such contracts. For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the Partnership, see those portions of the Partnership?s Prospectus dated November 8, 2006, incorporated by reference in this Form 10-K, set forth in the ?Risk Factors? section of the Prospectus at pages 12-17.

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

Item 5. MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED
        SECURITY HOLDER MATTERS


(a)	Market Information. There is no established public trading
market for Units of the Partnership.

(b)	Holders. The number of holders of Units at December 31, 2006, was approximately 11,420.

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

The aggregate price of the Units sold through December 31, 2006, was $519,480,076.

(e) Underwriter. The managing underwriter for the Partnership is Morgan Stanley DW.

(f) Use of Proceeds.

					   SEC
Registration Statement on Form S-1 Units Registered  Effective Date   File Number
Initial Registration	  3,000,000.000		July 29, 2002 	  333-85078
Additional Registration	18,000,000.000 	February 26, 2003	333-103171
Additional Registration	 34,000,000.000	     April 28, 2004   333-113878
   Total Units Registered            55,000,000.000

Units sold through 12/31/06          44,531,994.098
Units unsold through 12/31/06       _10,468,005.902

Effective May 1, 2006, Campbell no longer accepts any additional funds for management from the Partnership. As a result, effective May 1, 2006, Demeter no longer accepts any subscriptions for Units in the Partnership or any exchanges from other Morgan Stanley Charter Series of funds for Units of the Partnership.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the Prospectus included as part of the above referenced Registration Statements.
<page. <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)


									        		   For the
											       Period from
									     		      October 1, 2002
								       		     (commencement of
			              For the Years Ended December 31,          operations) to
				   2006         2005 	    2004         2003   December 31, 2002
Total Trading Results
including interest
income               45,104,883      61,141,957   24,521,854    13,377,361	     107,809


Net Income (Loss)     9,418,534      32,367,320    3,033,128     7,350,048    (175,436)


Net Income (Loss)
Per Unit (Limited
& General Partners)	        0.39            1.12         0.44	          1.56       (0.42)


Total Assets     	   418,765,053     400,633,910  280,775,155   112,887,667   19,743,654


Total Limited
Partners' Capital	   402,578,194     388,854,021  272,588,976   110,098,161   19,384,720

Net Asset Value
Per Unit                  13.09           12.70        11.58	         11.14	         9.58






Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS
Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS&Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to affect trades at or
       within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments
       in futures, forwards, and options in subsequent periods.
It is not possible to estimate the amount, and therefore the impact, of future outflows of Units. As a result, effective May 1, 2006, Demeter no longer accepts any subscriptions for Units in the Partnership or any exchanges from other Morgan Stanley Charter Series for Units of the Partnership.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $45,104,883 and expenses totaling $35,686,349, resulting in net income of $9,418,534 for the year ended December 31, 2006. The Partnership?s net asset value per Unit increased from $12.70 at December 31, 2005, to $13.09 at December 31, 2006.
Total redemptions and subscriptions for the year were $82,323,632 and $86,872,830, respectively, and the Partnership?s ending capital was $407,032,045 at December 31, 2006, an increase of $13,967,732 from ending capital at December 31, 2005 of $393,064,313.

The most significant trading gains of approximately 7.0% were recorded in the global index markets during the first quarter from long positions in European and U.S. stock index futures as global equity prices trended higher on strong corporate earnings and consistently strong economic data out of the U.S. and European Union. Also supporting the move higher in European equity index futures prices was news that German business sentiment had risen to its highest level since October 1991. During September, additional gains were recorded from long positions in European and U.S. equity index futures as prices increased amid falling oil prices, merger and acquisition activity, and the decision by the European Central Bank to leave interest rates unchanged. Finally,
       in December, long positions in European, Pacific Rim, and
U.S. equity index futures resulted in gains as prices advanced due to a decline in oil prices and speculation that the U.S. Federal Reserve could possibly cut interest rates in the near future. Furthermore, Pacific Rim stock markets strengthened after consumer spending continued to pick up in China and Japan, Asia?s two biggest economies. Within the global interest rate sector, gains of 2.9% were recorded from short positions in U.S. interest rate futures during the first and second quarters as prices trended lower amid strength in the global equity markets and general sentiment that the U.S. Federal Reserve would keep lifting interest rates in order to stave off inflation. In December, further gains were experienced in the global interest rate sector from short positions in U.S. fixed-income futures as prices trended lower after data indicating strong jobs creation and another survey showed increased confidence in the labor market. Within the currency sector, gains of approximately 2.6% were experienced due to long U.S. dollar positions relative to the New Zealand dollar in March as the value of the U.S. dollar moved higher amid expectations that the U.S. Federal Reserve would continue lifting U.S. interest rates to fend off inflation. In addition, the value of the New Zealand dollar was pulled lower on negative economic data out of that country. During November, short positions in the U.S. dollar versus the euro and the Australian dollar experienced gains as the value of the U.S. dollar declined against these currencies on news that foreign central banks would begin to more aggressively diversify reserves away from the U.S. dollar. Finally, the value of the U.S. dollar
       dropped sharply against the euro at the end of the month on expectations that the European Central Bank would continue to raise interest rates, rising home prices, merger and acquisition activity in the United Kingdom, and a marginal decline in unemployment within Germany and France. Within the metals sector, additional gains of approximately 2.0% were recorded, primarily during March, April, and May from long futures positions in copper and zinc as prices advanced on a strong U.S. manufacturing survey from the Institute of Supply Management, news that China?s pace of industrial production remained strong, and increasing demand from the U.S., China, and India. A portion of the Partnership?s gains for the year was offset by losses of approximately 6.6% incurred in the energy markets during February from long futures positions in crude oil and its related products as prices declined early in the month on reduced fears about a possible supply disruption to Iranian oil. Prices continued to decline after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future. Losses were also recorded during August and September from long futures positions in crude oil and its related products as prices reversed lower after remarks by the U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Additionally, prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil would weaken. Prices continued to move lower towards the latter half of August and into September after news of an official cease-
       fire between Israel and Hezbollah militants in Lebanon and as OPEC reduced its 2006 oil demand growth forecast. Lastly, additional losses were incurred in December from long positions in crude oil futures as prices declined due to mild weather across the U.S. Northeast.

The Partnership recorded total trading results including interest income totaling $61,141,957 and expenses totaling $28,774,637, resulting in net income of $32,367,320 for the year ended December 31, 2005. The Partnership?s net asset value per Unit increased from $11.58 at December 31, 2004, to $12.70 at December 31, 2005.
Total redemptions and subscriptions for the year were $66,061,364 and $151,257,643, respectively, and the Partnership?s ending capital was $393,064,313 at December 31, 2005, an increase of $117,563,599 from ending capital at December 31, 2004, of $275,500,714.

The most significant trading gains of approximately 7.0% were recorded in the global interest rate futures markets during January from long positions in European bond futures as prices moved higher due to conflicting economic data out of the European Union and uncertainty in the equity markets. Further gains were recorded in March and April from long positions in European interest rate futures as prices strengthened due to weakness in the equity markets. During May, gains were recorded from long
       positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds had experienced significant losses. Prices continued to strengthen after European Central Bank representatives had rejected calls for increases in European interest rates and French voters had rejected the European Union constitution. During June, gains were recorded from long positions in European interest rate futures as prices trended higher due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data. Later in June, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately 6.9% were recorded in the currency markets during March from short positions in the Japanese yen against the U.S. dollar as the value of the yen declined due to investor pessimism regarding the long-term future of the Japanese economy. Additional gains were experienced during May and June from short positions in the euro and Japanese yen relative to the U.S. dollar as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and
       the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. In July, gains were recorded from long U.S. dollar positions against the Japanese yen as the value of the U.S. dollar continued to move higher on news that the U.S. Current-Account deficit had narrowed. In September, additional gains were recorded from long U.S. dollar positions relative to the Japanese yen and the euro as the value of the U.S. dollar moved higher amid bolstered expectations that the U.S. Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. During the fourth quarter, long U.S. dollar positions relative to the Japanese yen and the euro recorded additional gains as the value of the U.S. dollar trended higher due to significant interest rate differentials between the U.S., Japan, and the European Union. In the energy markets, gains of approximately 3.3% were recorded from long positions in crude oil and its related products as prices trended higher during January, February, and March amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could
       reach $105 a barrel.  Further gains were recorded during
June from long positions as prices moved higher amid concerns that production facilities in the Gulf of Mexico would be affected by a tropical storm and news of weak supply. Additional gains in the energy markets were recorded during August from long positions in crude oil, its related products, and natural gas futures as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs. Finally, in December, long positions in crude oil resulted in gains as prices finished higher after news of a rebound in energy demand. Within the metals markets, gains of approximately 1.1% were experienced throughout a majority of the year from long positions in copper futures as prices trended higher amid persistent demand from China. A portion of the Partnership?s gains for year was offset by losses of approximately 2.7% in the global stock index futures markets. Losses were recorded during January from long positions in U.S. equity index futures as prices finished lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. In
       April, long positions in U.S. stock index futures
experienced losses as prices declined sharply towards the beginning of the month on concerns for economic growth. Weaker than expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April. Further losses in the global stock index futures markets were experienced in June from short positions in U.S. equity index futures as prices increased early in the month on optimism regarding the future of the U.S. economy. Newly established long positions in U.S. equity index futures resulted in additional losses as prices declined towards the end of the month on investor worries regarding high oil prices. Finally in October, losses were recorded from long positions in U.S. stock index futures as prices declined amid negative market sentiment, economic uncertainties due to the devastating effects of Hurricanes Katrina and Rita, and persistent warnings on U.S. inflation by the U.S. Federal Reserve.

The Partnership recorded total trading results including interest income totaling $24,521,854 and expenses totaling $21,488,726, resulting in net income of $3,033,128 for the year ended December 31, 2004. The Partnership?s net asset value per Unit increased from $11.14 at December 31, 2003, to $11.58 at December 31, 2004.
Total redemptions and subscriptions for the year were $14,485,166
       and $175,624,554, respectively, and the Partnership?s ending capital was $275,500,714 at December 31, 2004, an increase of $164,172,516 from ending capital at December 31, 2003, of $111,328,198.

The most significant trading gains of approximately 13.8% were generated in the global interest rate markets, primarily during February, March, and August, from long positions in European and U.S. interest rate futures as prices moved higher on speculation about European and U.S. interest rate policy, uncertainty in the global equity markets, safe-haven buying amid major geopolitical concerns, and surging energy prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro, which created strong demand for euro-denominated investments.
Additional gains of approximately 2.5% were experienced in the currency markets during January, February, September, October, and November from long positions in the New Zealand and Canadian dollars versus the U.S. dollar as the value of these ?Commodity Currencies? strengthened due to higher gold prices and interest rate hikes by the Reserve Bank of New Zealand and the Bank of Canada. The widening U.S. Current-Account deficit, concerns for potential terrorist attacks, and rising oil prices also pulled the
       value of the U.S. dollar lower versus these currencies, as well as against the British pound. The value of the British pound was bolstered during January, February, and November by looming expectations for further increases in U.K. interest rates by the Bank of England. Elsewhere in the currency markets, gains were accumulated during January and February from short positions in the Swiss franc relative to the U.S. dollar as the value of the franc moved lower due to conflicting economic data out of Switzerland. Long positions in the Swiss franc relative to the U.S. dollar resulted in additional gains in November as the value of the U.S. dollar declined due to investor perceptions that the Bush Administration was unlikely to intervene in the currency markets to strengthen the U.S. dollar. Smaller gains of approximately 2.2% were recorded in the energy markets, primarily during February, April, and May, from long futures positions in crude oil and its related products as prices trended higher amid fears of potential terrorist attacks on Saudi Arabian oil facilities, disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 2.0% in the global stock index markets, primarily during March, from long European stock index futures positions as equity prices dropped due to terror attacks in Madrid, worse than expected German industrial production, and weak
       business confidence data.  Further losses were recorded during July from long positions in European equity index futures as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and government warnings concerning potential terrorist attacks.
During September, losses continued from long positions in European equity index futures as rising energy prices, conflicting economic data, and weak corporate earnings data pulled prices lower. Elsewhere in the global stock index futures markets, losses were recorded from positions in Japanese equity index futures during May, October, and November as prices moved without consistent direction amid conflicting economic data regarding a Japanese economic recovery and volatility in the energy markets. Smaller losses of approximately 0.6% were incurred in the metals markets from both long and short positions in nickel futures as prices moved erratically throughout most of the year amid conflicting news regarding supply and demand and volatility in the U.S. dollar.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2006 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

       The Partnership's gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.
       In addition to the Trading Advisor's internal controls, the
Trading Advisor must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

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

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its
       total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward and options on forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on foreign currency forward contracts and MSCG as the counterparty on options on the foreign currency forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operation.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ?Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements? (?SAB No. 108?) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to
       apply an approach that considers the amount by which the current year income statement is misstated (?rollover approach?) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (?iron-curtain approach?). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners? Capital for those prior year misstatements that were not material under the Partnership?s prior approach, but are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnership?s Financial Statements.

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

       The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

Quantifying the Partnership?s Trading Value at Risk
       The following quantitative disclosures regarding the
Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques
       and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2006 and 2005. At December 31, 2006 and 2005, the Partnership?s total capitalization was approximately $407 million and $393 million, respectively.

Primary Market 	  December 31, 2006		December 31, 2005
Risk Category           Value at Risk		   Value at Risk

Equity				  (1.95)%	  	 	      (0.84)%

Interest Rate			  (1.76)				 (1.19)

Currency				  (1.08)				 (1.51)

Commodity				  (0.52)	  		      (1.52)

Aggregate Value at Risk	  (3.04)%			      (3.30)%

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

The table below supplements the December 31, 2006, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2006, through December 31, 2006.

Primary Market Risk Category     High          Low       Average

Equity					 (1.95)%		(0.14)%	 (1.11)%

Interest Rate				 (1.76)		(0.28)	 (0.85)

Currency					 (1.84)		(0.86)	 (1.27)

Commodity					 (0.73)		(0.52)	 (0.59)

Aggregate Value at Risk 		 (3.04)%		(1.36)%	 (2.32)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2005, and for the four quarter-end
       reporting periods during calendar year 2006.  VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2006, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at December 31, 2006, was to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2006, the Partnership?s primary exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), Nikkei 225 (Japan), FTSE 100 (United Kingdom), S&P 500 (U.S.), CAC 40 (France), IBEX 35 (Spain), Hang Seng (China), NASDAQ 100 (U.S.), TAIWAN (Taiwan), and SPI 200 (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Australian, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Interest Rate.  The second largest market exposure of the
Partnership at December 31, 2006, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Australian, and Canadian interest rate sectors.
Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at December 31, 2006, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At December 31, 2006, the Partnership?s major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At December 31, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

	Metals.	At December 31, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc and copper and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading
       system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2006, were in euros, Hong Kong dollars, Japanese yen, Australian dollars, British pounds, Swiss francs, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.


Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter   Total Trading Results        Net  		  Net Income/
Ended	   including interest income 	Income/(Loss)  (Loss) Per Unit

2006
March 31       $ 25,334,654	    $ 16,685,308 	    $ 0.53
June 30 		 (19,111,549)	   	(28,625,150)		(0.84)
September 30	  (8,172,341)	    	(17,240,645)	     (0.51)
December 31      47,054,119	   	 38,599,021	      1.21

Total			$ 45,104,883	    $  9,418,534	    $ 0.39


2005
March 31       $ (4,093,628)	    $(10,337,040) 	    $(0.43)
June 30 		  42,711,425	   	 35,851,381		 1.31
September 30	   4,172,132	    	 (3,350,899)	     (0.12)
December 31      18,352,028	   	 10,203,878	      0.36

Total			$ 61,141,957	    $ 32,367,320	    $ 1.12

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

Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.



Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with generally accepted accounting principles.

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


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
       Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006.

Item 9B.  OTHER INFORMATION
None.
                                    PART III



Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 41, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director of Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran
       joined the firm in 1979 and has held various positions in
Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 41, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of Morgan Stanley?s Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his MBA from New York University?s Leonard
N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 48, is a Director of Demeter. Mr. Handler serves as an Executive Director of Morgan Stanley?s Global Wealth Management Group. Mr. Handler works in Morgan Stanley?s Capital Markets Division as Equity Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth
       Management Group?s Stock Lending business.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 45, is a Director of Demeter. Mr. Gueren is Executive Director, Retail Options and Transactional Futures at Morgan Stanley. He is responsible for marketing the options product to the firm?s approximately 400 offices and 8,000 Financial Advisors. Mr. Gueren first joined Dean Witter in August 1986, as a member of the Options Strategy/Trading team. In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best
       Execution Committee.  He is an advisory member to the
Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Retail Advisory committees for the Chicago Board Options Exchange, the American Stock Exchanges, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for the NASD and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 38, is a Director of Demeter. Mr. McGrath is a Managing Director and the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. In this role, Mr. McGrath oversees the flow of new products and services being offered through Global Wealth Management in the United States. He coordinates the firm?s New Product Committee as well as being a voting member on the committee. He is also a voting member of the Global Wealth Management Alternative Investments Due Diligence Committee, the Global Wealth Management Insurance Due Diligence Committee, and the Portfolio Architect Oversight Committee, and is a member of the Global Advisor Research Due Diligence Committee. Mr. McGrath joined Morgan Stanley in 2004, after three years with Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative
       investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peters College in 1990 and his MBA in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 39, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for Morgan Stanley?s Global Wealth Management Group, and serves as a member of the group?s Executive Committee. One of the largest businesses of its kind in the world with $640 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management
       and Brokerage Practice and North American Recruiting. Mr.
Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 37, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments of Morgan Stanley?s Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an MBA in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in finance from Tulane University in 1991.

Effective November 6, 2006, Mr. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter and a Principal of Demeter. Mr. Horwitz currently serves as an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr.
       Horwitz received a B.A. degree from Queens College and an
MBA from Rutgers University.  Mr. Horwitz is a Certified Public
Accountant.

All of the foregoing directors have indefinite terms.

Effective May 1, 2006, Mr. Jeffrey A. Rothman resigned his position as a Director of Demeter.

Effective May 1, 2006, Mr. Richard A. Beech resigned his position as a Director of Demeter.

Effective May 1, 2006, Ms. Shelley Hanan resigned her position as a Director of Demeter.

Effective November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee and, thus, no audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial
       officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/our commitment/codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED SECURITY HOLDE MATTERS

 (a) Security Ownership of Certain Beneficial Owners ? At December 31, 2006, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management ? At December 31, 2006,
Demeter owned 340,349.055 Units of general partnership interest, representing a 1.09 percent interest in the Partnership.

(c) Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE

Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $24,753,539 for the year ended December 31, 2006.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2006.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessment of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $50,428 for the year ended December 31, 2006, and $43,041 for the year ended December 31, 2005.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2006 and 2005 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors
       of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by Morgan Stanley DW through the brokerage fees paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.
       PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
 The following Financial Statements
1746:
registered public accounting firm, all appearing in the
accompanying Annual Report to Limited Partners for the year
ended December 31, 2006, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2006, 2005, and 2004.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2006 and
2005.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2006, 2005, and 2004.

-	Notes to Financial Statements.

 With the exception of the
1766:
information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2006, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
 No Financial Statement schedules are
1773:    required to be filed with
this report.

3.  Exhibits
  For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Page E-1 ? E-4.




	       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MORGAN STANLEY CHARTER CAMPBELL L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 9, 2007         BY:  /s/  Walter Davis
                                Walter Davis, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Walter Davis	                    		March 9, 2007
	  	Walter Davis, President

    /s/    Frank Zafran       	             		March 9, 2007
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		March 9, 2007
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		March 9, 2007
	    	Harry Handler, Director

    /s/ 	Richard Gueren        		         		March 9, 2007
	 	Richard Gueren, Director

    /s/	Michael McGrath		                 	March 9, 2007
	  	Michael McGrath, Director

    /s/  	Andrew Saperstein	                 	March 9, 2007
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	March 9, 2007
	    	Jacques Chappuis, Director

    /s/  	Lee Horwitz			                 	March 9, 2007
	    	Lee Horwitz, Chief Financial Officer




       EXHIBIT INDEX
ITEM
3.01	Form of Amended and Restated Limited Partnership
Agreement, by and among Demeter Management Corporation
and the Limited Partners, dated March 26, 2002, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated November 8, 2006, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on November 14, 2006.
3.02	Certificate of Limited Partnership of the Partnership,
dated March 26, 2002, is incorporated by reference to
Exhibit 3.02 of the Partnership's Registration Statement
on Form S-1 (File No. 333-85078) filed with the
Securities and Exchange Commission on March 28, 2002.
10.01	Management Agreement, among the Partnership, Demeter
Management Corporation, and Campbell & Company, Inc.,
dated August 31, 2002, is incorporated by reference to
Exhibit 10.01 of the Partnership's Registration
Statement on Form S-1 (File No. 333-103171) filed with
the Securities and Exchange Commission on February 13,
2003.
 10.01(a)Amendment No. 1 to Management Agreement, among the Partnership, Demeter Management Corporation, and
Campbell & Company, Inc., dated July 31, 2003, is
incorporated by reference to Exhibit 10.01(a) of the
Partnership?s Form 8-K (File No. 0-50064) filed with the Securities and Exchange Commission on March 10, 2004.
 10.01(b)Amendment to Management Agreement among the Partnership, Demeter Management Corporation, and Campbell & Company,
Inc., dated June 13, 2006, is incorporated by reference
to Exhibit 10.01(a) of the Partnership?s Form 8-K (File
No. 0-50064) filed with the Securities and Exchange
Commission on June 19, 2006.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by purchasers of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated November 8, 2006, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on November 14, 2006.
10.03	Form of Subscription Agreement Update Form to be
executed by purchasers of Units is incorporated by
reference to Exhibit C of the Partnership?s Prospectus,
dated November 8, 2006, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on November 14,
2006.
10.04	Amended and Restated Escrow Agreement among the Partner-
ship, Morgan Stanley Charter Graham L.P., Morgan Stanley
Charter Millburn L.P., Morgan Stanley Charter Welton
L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley
DW Inc., and JP Morgan Chase Bank, as escrow agent,
dated August 31, 2002, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Registration
Statement on Form S-1 (File No. 333-103171) filed with
the Securities and Exchange Commission on February 13,
2003.
10.05	Customer Agreement between the Partnership and Morgan
Stanley DW Inc., dated September 30, 2002, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-103171) filed with the Securities and Exchange
Commission of February 13, 2003.
  10.05(a)Amendment No. 1 to the Customer Agreement between the Partnership and Morgan Stanley DW Inc. is incorporated by reference to Exhibit 10.05(a) of the Partnership?s Form
10-Q (File No. 0-50064) filed with the Securities and
Exchange Commission on November 14, 2005.
  10.05(b)Amendment No. 2 to the Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated July 1,
2005, is incorporated by reference to Exhibit 10.05(b) of
the Partnership?s Form 10-Q (File No. 0-50064) filed with
the Securities and Exchange Commission on August 11,
2005.
  10.06	Customer Agreement, among the Partnership, Morgan Stanley
& Co. Incorporated, and Morgan Stanley DW Inc., dated
September 30, 2002, is incorporated by reference to
Exhibit 10.06 of the Partnership?s Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
  10.07	Customer Agreement, between the Partnership and Morgan
Stanley & Co. International Limited, dated September 30,
2002, is incorporated by reference to Exhibit 10.07 of the Partnership?s Registration Statement on Form S-1 (File No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.
  10.08	Foreign Exchange and Options Master Agreement, between the
Partnership and Morgan Stanley & Co. Incorporated, dated
August 31, 2002, is incorporated by reference to Exhibit
10.08 of the Partnership?s Quarterly Report on Form 10-Q
(File No. 0-50064) filed with the Securities and Exchange Commission on May 14, 2003.
  10.09	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated September 30, 2002, is incorporated
by reference to Exhibit 10.09 of the Partnership?s
Registration Statement on Form S-1 (File No. 333-103171)
filed with the Securities and Exchange Commission on
February 13, 2003.
  10.10	Foreign Exchange and Options Master Agreement, between the
Partnership and Morgan Stanley Capital Group Inc., dated
March 18, 2005, is incorporated by reference to Exhibit
10.10 of the Partnership?s Form 8-K (File No. 0-50064)
filed with the Securities and Exchange Commission on April
5, 2006.
13.01	December 31, 2006, Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Morgan Stanley
                                                                 Charter Series

  December 31, 2006
  Annual Report

    [LOGO]

MORGAN STANLEY CHARTER SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.

                                                                                                       INCEPTION-  COMPOUND
                                                                                                        TO-DATE   ANNUALIZED
                   1994    1995 1996 1997 1998   1999    2000  2001    2002   2003  2004   2005  2006    RETURN     RETURN
FUND                %       %    %    %    %      %       %     %       %      %     %      %     %        %          %
----------------------------------------------------------------------------------------------------------------------------
Charter Campbell    --      --  --    --  --      --      --    --    (4.2)   16.3   3.9   9.7    3.1     30.9       6.5
                                                                     (3 mos.)
----------------------------------------------------------------------------------------------------------------------------
Charter Aspect..   (7.3)   21.9 4.0  26.2 5.1    (9.2)   23.8 (3.3)    29.1   (5.1) (5.6) (19.6) 10.5     73.8       4.4
                 (10 mos.)
----------------------------------------------------------------------------------------------------------------------------
Charter Graham..    --      --  --    --  --      2.9    22.0  9.7     36.8   16.1   1.3  (16.1)  4.6     94.6       8.9
                                               (10 mos.)
----------------------------------------------------------------------------------------------------------------------------
Charter WCM.....    --      --  --    --  --     (7.2)   12.1 (11.3)   21.1   (0.6) (5.3) (0.6)  (2.4)    2.1        0.3
                                               (10 mos.)
----------------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

MORGAN STANLEY CHARTER SERIES
ANNUAL REPORT
2006

Dear Limited Partner:
  This marks the fifth annual report for Morgan Stanley Charter Campbell L.P., the thirteenth annual report for Morgan Stanley Charter Aspect L.P., and the eighth annual report for Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter WCM L.P. The Net Asset Value per Unit for each of the four Charter Series Funds ("Funds") as of December 31, 2006 was as follows:

                                                % CHANGE
                        FUNDS            N.A.V. FOR YEAR
                        --------------------------------
                        Charter Campbell $13.09    3.1%
                        --------------------------------
                        Charter Aspect   $17.38   10.5%
                        --------------------------------
                        Charter Graham   $19.46    4.6%
                        --------------------------------
                        Charter WCM      $10.21  (2.4)%
                        --------------------------------

  Since its inception in October 2002, Charter Campbell has returned 30.9% (a compound annualized return of 6.5%). Since its inception in March 1994, Charter Aspect has returned 73.8% (a compound annualized return of 4.4%). Since their inception in March 1999, Charter Graham has returned 94.6% (a compound annualized return of 8.9%) and Charter WCM has returned 2.1% (a compound annualized return of 0.3%).

  Detailed performance information for each Fund is located in the body of the financial report. For each Fund, we provide a chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

  The trading results by sector charts indicate the year-to-date composite percentage returns generated by the specific assets dedicated to trading within each market sector in which each Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by a Fund to each sector will vary over time within a predetermined range. Below each chart is a description of the factors that influenced trading gains and trading losses within each Fund during the year.

  Effective September 15, 2006, Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Charter MSFCM L.P. ("Charter MSFCM"), decided to remove VK Capital, Inc. ("VK Capital") as the sole trading advisor to Charter MSFCM. Consequently, VK Capital ceased all futures interests trading on behalf of Charter MSFCM as of that date.

On October 16, 2006, Demeter and Aspect Capital Limited ("Aspect") entered into a management agreement in which Charter MSFCM was renamed to Morgan Stanley Charter Aspect L.P. ("Charter Aspect"), also pursuant to the management agreement, Aspect trades the Net Assets of Charter Aspect pursuant to its Diversified Program. Charter Aspect pays Aspect a monthly management fee equal to 1/12 of 2% ( a 2% annual rate) of the Partnership's Net Assets under management by Charter Aspect as of the first day of each month, as well as, an incentive fee equal to 20% of the trading profits earned by Charter Aspect as of the end of each month.

  Effective September 30, 2006, Demeter the general partner of Morgan Stanley Charter Millburn L.P. ("Charter Millburn"), decided to remove Millburn Ridgefield Corporation ("Millburn") as the sole trading advisor to Charter Millburn. Consequently, Millburn ceased all futures interests trading on behalf of Charter Millburn as of that date. On October 13, 2006, Demeter and Winton Capital Management Limited ("Winton") entered into a management agreement in which Charter Millburn was renamed to Morgan Stanley Charter WCM L.P. ("Charter WCM"), also pursuant to the management agreement, Winton trades the Net Assets of Charter WCM pursuant to its Diversified Trading Program. Charter WCM pays Winton a monthly management fee equal to 1/12 of 2% ( a 2% annual rate) of the Partnership's Net Assets under management by Charter WCM as of the first day of each month, as well as, an incentive fee equal to 20% of the trading profits earned by Charter WCM as of the end of each month.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Ave., 8th Floor, New York, NY 10017, or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,
/s/ Walter J. Davis
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Charter Campbell L.P.
Morgan Stanley Charter Aspect L.P.
Morgan Stanley Charter Graham L.P.
Morgan Stanley Charter WCM L.P.

                      This page intentionally left blank.

MORGAN STANLEY CHARTER CAMPBELL L.P.

                         [CHART]

                Year ended December 31, 2006
               ------------------------------
Currencies               2.57%
Interest Rates           2.89%
Stock Indices            6.95%
Energies                -6.65%
Metals                   2.02%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the global stock index markets during the first quarter from long positions in European and U.S. stock index futures as global equity prices trended higher on strong corporate earnings and consistently strong economic data out of the U.S. and European Union. Also supporting the move higher in European equity index futures prices was news that German business sentiment had risen to its highest level since October 1991. During September, additional gains were recorded from long positions in European and U.S. equity index futures as prices increased amid falling oil prices, merger and acquisition activity, and the decision by the European Central Bank to leave interest rates unchanged. Finally, in December, long positions in European, Pacific Rim, and U.S. equity index futures resulted in gains as prices advanced due to a decline in oil prices and speculation that the U.S. Federal Reserve could possibly cut interest rates in the near future. Furthermore, Pacific Rim stock markets strengthened after consumer spending continued to pick up in China and Japan, Asia's two biggest economies.

.. Within the global interest rate sector, gains were recorded from short positions in U.S. interest rate futures during the first and second quarter as prices trended lower amid strength in the global equity markets and general sentiment that the U.S. Federal Reserve would keep lifting interest rates in order to stave off inflation. In December, further gains were experienced in the global interest rate sector from short positions in U.S. fixed-income futures as prices trended lower after data indicating strong jobs creation and another survey showed increased confidence in the labor market.

MORGAN STANLEY CHARTER CAMPBELL L.P.

.. Within the currency sector, gains were experienced due to long U.S. dollar positions relative to the New Zealand dollar in March as the value of the U.S. dollar moved higher amid expectations that the U.S. Federal Reserve would continue lifting U.S. interest rates to fend off inflation. In addition, the value of the New Zealand dollar was pulled lower on negative economic data out of that country. During November, short positions in the U.S. dollar versus the euro and the Australian dollar experienced gains as the value of the U.S. dollar declined against these currencies on news that foreign central banks would begin to more aggressively diversify reserves away from the U.S. dollar. Finally, the value of the U.S. dollar dropped sharply against the euro at the end of the month on expectations that the European Central Bank would continue to raise interest rates, rising home prices, merger and acquisition activity in the United Kingdom, and a marginal decline in unemployment within Germany and France.

.. Within the metals sector, additional gains were recorded, primarily during March, April, and May, from long futures positions in copper and zinc as prices advanced on a strong U.S. manufacturing survey from the Institute of Supply Management, news that China's pace of industrial production remained strong, and increasing demand from the U.S., China, and India.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were incurred in the energy markets during February from long futures positions in crude oil and its related products as prices declined early in the month on reduced fears about a possible supply disruption to Iranian oil. Prices continued to decline after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future. Losses were also recorded during August and September from long futures positions in crude oil and its related products as prices reversed lower after remarks by the U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Additionally, prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil would weaken. Prices continued to move lower towards the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and as OPEC reduced its 2006 oil demand growth forecast. Lastly, additional losses were incurred in December from long positions in crude oil futures as prices declined due to mild weather across the U.S. Northeast.

MORGAN STANLEY CHARTER ASPECT L.P.

                         [CHART]

                    Year ended December 31, 2006
                    ----------------------------
Currencies                    -0.41%
Interest Rates                 3.74%
Stock Indices                  0.39%
Energies                      -0.36%
Metals                         9.15%
Agriculturals                  0.73%

Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the metals sector, primarily during the first and second quarters, from long positions in copper, nickel, aluminum, gold, and silver futures. During the first quarter, copper, aluminum, and nickel futures prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long positions in silver and gold futures as prices moved higher on persistent demand from foreign central banks and worries regarding global inflation. In addition, silver prices were also boosted after news that a silver-backed Exchange Traded Fund would launch. During the second quarter, copper, nickel, and aluminum futures prices continued to move higher on strong global industrial demand from the U.S., China, and India, while gold and silver futures prices both rallied to 25-year highs in April, benefiting from strong demand and lagging supply.

.. Additional trading gains were recorded in the global interest rate futures markets, primarily during the first half of the year, from short positions in U.S. and European interest rate futures as prices moved lower during March and April amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise in order to combat inflation. Smaller gains were experienced in August from long positions in Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a possible slowing of the global economy and news that Iran would continue its nuclear research program. In addition, Japanese fixed-income futures prices were pressured higher after lower than expected inflation data dampened expectations for another interest rate hike by the Bank of Japan.

MORGAN STANLEY CHARTER ASPECT L.P.

.. Within the agricultural complex, gains were recorded primarily during January from long positions in sugar futures as prices trended higher, moving to their highest level since 1981, in response to a decline in inventories, as well as from increased ethanol demand. Additional gains were experienced in July and August from short positions in sugar futures as prices were pressured lower following the U.S. Department of Agriculture data showing that ethanol-production using sugarcane was more costly than previously expected, as well as from low physical demand and high inventories.

.. Smaller gains were recorded in the global stock index sector from long positions in European and Asian stock index futures in January as global equity prices trended higher after a weaker than expected December U.S. jobs report raised hopes that the U.S. Federal Reserve would end its cycle of interest rate hikes sooner rather than later. In December, long positions in European and Asian equity index futures resulted in gains as prices moved higher, lifted by a decline in oil prices and speculation that the U.S. Federal Reserve could possibly cut interest rates in the near future. Additionally, European stocks gained on speculation of increased merger and acquisition activity in the region, while Pacific Rim stock markets ended higher as consumer spending continued to pick up in China and Japan.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were recorded in the currency sector from long U.S. dollar positions versus the euro and Australian dollar as the U.S. dollar's value reversed lower in January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might diversify some of its assets into other currencies. In February, further losses were recorded from short U.S. dollar positions relative to the Australian dollar as the value of the U.S. dollar reversed higher due to predictions that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. Further losses in the currency markets were recorded during May and June from long positions in the Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher after hawkish comments from several U.S. Federal Reserve officials implied another interest rate hike was necessary to help contain rising inflation. Losses were incurred during early July from short positions in the U.S. dollar against the euro and Swiss franc as the U.S. dollar strengthened against most of its major rivals following narrower than expected May U.S. trade deficit data. Meanwhile, the value of the euro was pressured lower after the European Central Bank decided to keep interest rates unchanged. Further losses were also recorded from short positions in the British pound versus the euro and the U.S. dollar as the British pound strengthened amid strong economic growth in the United Kingdom. Finally, during August, losses were incurred from short positions in the U.S. dollar versus the Swiss franc, euro, and Australian dollar as the U.S. dollar reversed higher in late August and early September after revisions to U.S. quarterly productivity data showed that unit labor costs had risen in 2006 at the fastest pace since 1990.

.. Within the energy sector, further losses were recorded primarily during May from long futures positions in crude oil as prices fell on renewed optimism that the standoff between Iran and the West would be resolved diplomatically. During June, smaller losses were incurred from short futures positions in crude oil and its related products as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico.

MORGAN STANLEY CHARTER GRAHAM L.P.

                          [CHART]

                           Year ended December 31, 2006
                           ----------------------------
Currencies                          -5.40%
Interest Rates                      -1.27%
Stock Indices                       12.76%
Energies                            -0.25%
Metals                               2.88%
Agriculturals                       -2.14%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded in the global stock index futures markets from long positions in European and Hong Kong stock index futures as prices trended higher during the first quarter on strong corporate earnings and solid economic data out of the European Union, Australia, Japan, and the United States. Further gains in the global stock index futures market were recorded during September from long positions in European and Pacific Rim equity index futures as prices climbed higher amid falling oil prices. Furthermore, prices increased on merger and acquisition activity and consistently strong economic data out of the Euro-Zone. In addition, Hong Kong equity index futures prices increased on an optimistic economic outlook for the region. Further gains were experienced in the global stock index futures markets during October from long positions in European and Hong Kong equity index futures after news of the world's largest initial public offering in China. Finally, in December, long positions in European and Pacific Rim equity index futures resulted in further gains as prices moved higher on weak energy prices and investor optimism about the future of the global economy.

.. Additional gains were experienced in the metals sector throughout the first half of the year from long zinc, copper, nickel, aluminum, and gold futures positions. Base metals prices rallied sharply to record highs amid an increase in industrial demand from strong global economic growth and limited production ability, while gold prices rose to 26-year highs due to continued geopolitical concerns regarding Iran's nuclear program and inflation concerns due to high oil prices. Additional gains were recorded from long positions in zinc and aluminum futures during October as prices rose amid labor protests in producer countries and news that inventories had declined more than expected.

MORGAN STANLEY CHARTER GRAHAM L.P.



FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were recorded in the currency sector from long U.S. dollar positions versus the euro, Swiss franc, and Australian dollar as the U.S. dollar's value reversed lower against these currencies on news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve was near the end of its cycle in interest rate increases. During June, long positions in the euro versus the U.S. dollar recorded losses as the U.S. dollar reversed higher against most of its rivals due to diplomatic developments made between the U.S. and Iran regarding Iran's nuclear research program, as well as news confirming the death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve's 17th consecutive interest rate hike on June 29. Additional losses were incurred during the first and second quarters from both short and long positions in the Mexican peso relative to the U.S. dollar as the value of the peso moved without consistent direction amid political uncertainty in Mexico. Finally, in October, losses were experienced from long positions in the U.S. dollar versus the Swiss franc and the euro as the value of the U.S. dollar declined towards the latter half of the month after the U.S. Department of Commerce reported slower than expected growth in the third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation.

.. Additional losses were incurred in the agricultural complex from long positions in wheat futures as prices fell during March on forecasts for above average rainfall in U.S. growing regions. Additional losses were recorded during June from long positions in wheat as prices moved lower on favorable weather forecasts across the U.S. growing regions and reports from the U.S. Department of Agriculture showing improved crop conditions. Elsewhere in the agricultural complex, losses were incurred from short positions in coffee futures as prices reversed higher amid large U.S. export sales and news of a smaller than expected crop from Brazil.

.. Within the global interest rate sector, losses were incurred largely from short positions in U.S. and Japanese fixed-income futures in August as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing a slow-down in the U.S. economy and soft inflation data, which boosted expectations that the U.S. Federal Reserve would hold interest rates steady. Further losses were incurred from long positions in Japanese fixed income futures during December as prices fell after the Tankan survey showed business confidence unexpectedly improved to a two year high.

.. Smaller losses were incurred in the energy sector primarily during March from short positions in crude oil and unleaded gas futures as prices increased early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Prices then continued to move higher towards the end of March on concerns regarding the possibility of economic sanctions by the United Nations against Iran, one of the world's largest oil producers. Further losses were recorded during November from short positions in crude oil futures and its related products as prices rose on supply concerns after a major Nigerian facility ceased production following a hostage situation.

MORGAN STANLEY CHARTER WCM L.P.

                         [CHART]

                 Year ended December 31, 2006
                 ----------------------------
Currencies                 -7.08%
Interest Rates             -4.18%
Stock Indices               4.69%
Energies                    1.40%
Metals                      6.21%
Agriculturals              -1.32%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were recorded in the currency markets during the first quarter from long U.S. dollar positions versus the Czech koruna, Norwegian krone, Swiss franc, Swedish krona, and Singapore dollar as the U.S. dollar's value reversed lower against these currencies during January on speculation that China, with a massive U.S. dollar reserve, would diversify some of its assets into other currencies. Additional losses in the currency markets were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico, as well as during May from long positions in the Turkish lira and Mexican peso relative to the U.S. dollar as the value of these currencies declined sharply amid political uncertainty. During July, long positions in the euro versus the Mexican peso and the Turkish lira incurred losses as the value of the euro moved lower after the European Central Bank decided to keep its interest rate unchanged despite concerns about the rising core rate of inflation.

MORGAN STANLEY CHARTER WCM L.P.

.. Within the global interest rate sector, losses were experienced from short positions in U.S., European, and Canadian fixed-income futures in July as prices reversed higher on significant geopolitical concerns after North Korean long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India and fears of an escalating conflict in the Middle East. In addition, prices were boosted by U.S. Federal Reserve Chairman Ben Bernanke's testimony before Congress, which eased fears of accelerating inflation and suggested that interest rate increases might come to a pause. Additional losses in the global interest rate sector were recorded in December from long positions in U.S., German, and Australian fixed income futures as prices declined due to strength from the equity markets. In addition, U.S. interest rate futures prices declined after data indicated strong jobs creation and another survey showed increased confidence in the labor market. Furthermore, German fixed-income futures prices moved lower after the European Central Bank lifted the benchmark interest rate to 3.5%, while Australian interest rate futures decreased amid consistently strong economic data leading investors to conclude that the Reserve Bank of Australia would potentially raise rates.

.. Additional losses were experienced from long positions in wheat and corn futures during the second quarter as prices moved lower on favorable weather forecasts across the U.S. corn and wheat belts and reports from the U.S. Department of Agriculture showing improved crop conditions. Elsewhere in the agricultural complex, short positions in soybean meal futures recorded losses, also during the second quarter, as prices benefited from large volumes of speculative buying. Further losses were incurred from short positions in live cattle futures as prices reversed higher, during the second quarter, after news that South Korea would resume the U.S. beef imports. In December, losses were recorded from short positions in cocoa futures as prices rose on speculation that production from the Ivory Coast was lower than expected.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Trading gains were experienced during the first half of the year, in the metals sector from long copper, zinc, and nickel futures positions as base metals prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, gains were achieved from long futures positions in silver and gold as precious metals prices reached 26-year highs in May on persistent demand from foreign central banks. Additional gains were experienced from long positions in nickel futures during July and August as prices trended higher on reports of weak global stockpiles, consistently strong global demand and lower than forecasted production.

.. Within the global stock index sector gains were recorded during January and March from long positions in European, Hong Kong, South African, and Australian stock index futures as global equity prices trended higher during the first quarter on strong corporate earnings, and solid economic data. During September, additional gains were recorded from long positions in European equity index futures as prices increased amid falling oil prices, increased merger and acquisition activity, and the decision by the European Central Bank to leave interest rates unchanged. Elsewhere in the global stock index sector, gains were experienced throughout the third quarter from long positions in Hong Kong equity index futures as prices increased on an optimistic economic outlook for the region after Gross Domestic Product in China surged to 10.9% in the first six months of the year. Finally, in December, long positions in European and Pacific Rim equity index futures resulted in further gains as prices continued to move higher on lower energy prices, consistently strong economic data out of the Euro-Zone, and news that consumer spending continued to pick up in China and Japan. Smaller gains were incurred in the energy sector from short futures positions in natural gas and crude oil and its related products in December as prices decreased due to mild winter weather across the Northeastern United States. Furthermore, natural gas prices were pressured lower by news from the U.S. Department of Energy that domestic supplies were up 12% from a year earlier.

MORGAN STANLEY CHARTER SERIES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.) (collectively, the "Partnerships"), is responsible for the management of the Partnerships.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2006.

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

/s/ Walter J. Davis

Walter J. Davis
President
Demeter Management Corporation

/s/ Lee Horwitz

Lee Horwitz
Chief Financial Officer
Demeter Management Corporation

New York, New York
February 28, 2007

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.):

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.) (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Partnerships and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2007

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.):

  We have audited the accompanying statements of financial condition of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.) (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P. (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (formerly Morgan Stanley Charter Millburn L.P.) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2006 and 2005, the Partnerships modified their classification of cash within the statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2007

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                        ------------------------
                                                            2006         2005
                                                        -----------  -----------
                                                             $            $
                                     ASSETS
Equity in futures interests trading accounts:
 Unrestricted cash                                      355,636,882  360,451,084
 Restricted cash                                         37,612,693   38,241,731
                                                        -----------  -----------
   Total Cash                                           393,249,575  398,692,815
                                                        -----------  -----------

 Net unrealized gain (loss) on open contracts (MS&Co.)   23,915,253  (13,123,062)
 Net unrealized gain (loss) on open contracts (MSIL)       (205,700)     172,596
                                                        -----------  -----------
   Total net unrealized gain (loss) on open contracts    23,709,553  (12,950,466)
                                                        -----------  -----------

Net option premiums                                         125,257       --
                                                        -----------  -----------
   Total Trading Equity                                 417,084,385  385,742,349
Subscriptions receivable                                     --       13,754,739
Interest receivable (Morgan Stanley DW)                   1,680,668    1,136,822
                                                        -----------  -----------
   Total Assets                                         418,765,053  400,633,910
                                                        ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                       8,950,399    4,715,179
Accrued brokerage fees (Morgan Stanley DW)                1,930,134    1,979,943
Accrued management fees                                     852,475      874,475
                                                        -----------  -----------
   Total Liabilities                                     11,733,008    7,569,597
                                                        -----------  -----------
PARTNERS' CAPITAL
Limited Partners (30,763,739.696 and
 30,609,700.729 Units, respectively)                    402,578,194  388,854,021
General Partner (340,349.055 and
 331,424.599 Units, respectively)                         4,453,851    4,210,292
                                                        -----------  -----------
   Total Partners' Capital                              407,032,045  393,064,313
                                                        -----------  -----------
   Total Liabilities and Partners' Capital              418,765,053  400,633,910
                                                        ===========  ===========
NET ASSET VALUE PER UNIT                                      13.09        12.70
                                                        ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)  19,614,906    9,391,904    2,467,486
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   24,753,539   20,072,049   12,094,851
   Management fees                      10,932,810    8,702,588    5,128,216
   Incentive fee                            --           --        4,265,659
                                       -----------  -----------  -----------
     Total Expenses                     35,686,349   28,774,637   21,488,726
                                       -----------  -----------  -----------

  NET INVESTMENT LOSS                  (16,071,443) (19,382,733) (19,021,240)
                                       -----------  -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                            (11,170,042)  63,703,297   28,264,123
   Net change in unrealized             36,660,019  (11,953,244)  (6,209,755)
                                       -----------  -----------  -----------
     Total Trading Results              25,489,977   51,750,053   22,054,368
                                       -----------  -----------  -----------

  NET INCOME                             9,418,534   32,367,320    3,033,128
                                       ===========  ===========  ===========

  NET INCOME ALLOCATION:
  Limited Partners                       9,310,154   32,018,766    3,001,427
  General Partner                          108,380      348,554       31,701

  NET INCOME PER UNIT:
  Limited Partners                            0.39         1.12         0.44
  General Partner                             0.39         1.12         0.44

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      ------------------------
                                                          2006        2005
                                                      -----------  -----------
                                                           $           $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                   109,366,402  132,225,920
  Restricted cash                                      13,269,522    9,763,163
                                                      -----------  -----------
    Total Cash                                        122,635,924  141,989,083
                                                      -----------  -----------

  Net unrealized gain on open contracts (MS&Co.)        5,039,041    2,962,664
  Net unrealized gain (loss) on open contracts (MSIL)    (240,275)   4,458,024
                                                      -----------  -----------
    Total net unrealized gain on open contracts         4,798,766    7,420,688
                                                      -----------  -----------
    Total Trading Equity                              127,434,690  149,409,771
 Subscriptions receivable                               2,103,254    1,025,580
 Interest receivable (Morgan Stanley DW)                  484,328      486,775
                                                      -----------  -----------
    Total Assets                                      130,022,272  150,922,126
                                                      ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    4,093,636    5,017,050
 Incentive fee payable                                  1,017,989      --
 Accrued brokerage fees (Morgan Stanley DW)               607,673      764,078
 Accrued management fees                                  202,558      254,693
                                                      -----------  -----------
    Total Liabilities                                   5,921,856    6,035,821
                                                      -----------  -----------
 PARTNERS' CAPITAL
 Limited Partners (7,064,097.616 and
  9,108,599.482 Units, respectively)                  122,749,550  143,289,197
 General Partner (77,740.841 and
  101,524.841 Units, respectively)                      1,350,866    1,597,108
                                                      -----------  -----------
    Total Partners' Capital                           124,100,416  144,886,305
                                                      -----------  -----------
    Total Liabilities and Partners' Capital           130,022,272  150,922,126
                                                      ===========  ===========
 NET ASSET VALUE PER UNIT                                   17.38        15.73
                                                      ===========  ===========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                           2006         2005         2004
                                        ----------  -----------  -----------
                                            $            $            $
   INVESTMENT INCOME
    Interest income (Morgan Stanley DW)  6,351,353    5,375,673    2,427,231
                                        ----------  -----------  -----------

   EXPENSES
    Brokerage fees (Morgan Stanley DW)   6,530,451   11,086,249   12,088,626
    Management fees                      2,176,817    3,612,872    3,868,362
    Incentive fee                        1,017,989       --           --
                                        ----------  -----------  -----------
      Total Expenses                     9,725,257   14,699,121   15,956,988
                                        ----------  -----------  -----------

   NET INVESTMENT LOSS                  (3,373,904)  (9,323,448) (13,529,757)
                                        ----------  -----------  -----------

   TRADING RESULTS
   Trading profit (loss):
    Realized                            20,452,188  (29,379,015)  (2,374,993)
    Net change in unrealized            (2,621,922)  (5,603,030)   6,112,856
                                        ----------  -----------  -----------
                                        17,830,266  (34,982,045)   3,737,863
    Proceeds from Litigation Settlement     --            3,661        2,880
                                        ----------  -----------  -----------
      Total Trading Results             17,830,266  (34,978,384)   3,740,743
                                        ----------  -----------  -----------

   NET INCOME (LOSS)                    14,456,362  (44,301,832)  (9,789,014)
                                        ==========  ===========  ===========

   NET INCOME (LOSS) ALLOCATION:
   Limited Partners                     14,299,103  (43,833,268)  (9,674,111)
   General Partner                         157,259     (468,564)    (114,903)

   NET INCOME (LOSS) PER UNIT:
   Limited Partners                           1.65        (3.83)       (1.16)
   General Partner                            1.65        (3.83)       (1.16)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                       ------------------------
                                                           2006         2005
                                                       -----------  -----------
                                                            $            $
                              ASSETS
Equity in futures interests trading accounts:
 Unrestricted cash                                     362,441,363  396,726,923
 Restricted cash                                        54,560,197   29,685,072
                                                       -----------  -----------
   Total Cash                                          417,001,560  426,411,995
                                                       -----------  -----------

 Net unrealized gain (loss) on open contracts (MS&Co.)  12,852,858   (1,496,739)
 Net unrealized gain (loss) on open contracts (MSIL)      (314,794)   4,355,496
                                                       -----------  -----------
   Total net unrealized gain on open contracts          12,538,064    2,858,757
                                                       -----------  -----------
   Total Trading Equity                                429,539,624  429,270,752
Subscriptions receivable                                 3,317,475    8,958,985
Interest receivable (Morgan Stanley DW)                  1,824,393    1,331,130
                                                       -----------  -----------
   Total Assets                                        434,681,492  439,560,867
                                                       ===========  ===========

                 LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                     11,873,932   15,313,368
Accrued brokerage fees (Morgan Stanley DW)               2,123,827    2,194,515
Accrued management fees                                    707,942      731,505
                                                       -----------  -----------
   Total Liabilities                                    14,705,701   18,239,388
                                                       -----------  -----------
PARTNERS' CAPITAL
Limited Partners (21,346,676.377 and
 22,414,234.236 Units, respectively)                   415,478,418  416,811,790
General Partner (231,068.501 and
 242,510.501 Units, respectively)                        4,497,373    4,509,689
                                                       -----------  -----------
   Total Partners' Capital                             419,975,791  421,321,479
                                                       -----------  -----------
   Total Liabilities and Partners' Capital             434,681,492  439,560,867
                                                       ===========  ===========
NET ASSET VALUE PER UNIT                                     19.46        18.60
                                                       ===========  ===========

STATEMENTS OF OPERATION


                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  INVESTMENT INCOME
   Interest income (Morgan Stanley DW)  19,833,324   12,691,490    4,414,059
                                       -----------  -----------  -----------

  EXPENSES
   Brokerage fees (Morgan Stanley DW)   25,529,062   26,821,717   22,233,723
   Management fees                       8,509,689    8,756,858    7,114,792
   Incentive fee                            --           --        5,135,381
                                       -----------  -----------  -----------
     Total Expenses                     34,038,751   35,578,575   34,483,896
                                       -----------  -----------  -----------

  NET INVESTMENT LOSS                  (14,205,427) (22,887,085) (30,069,837)
                                       -----------  -----------  -----------

  TRADING RESULTS
  Trading profit (loss):
   Realized                             23,818,303  (57,942,853)  58,748,074
   Net change in unrealized              9,679,307    2,618,843  (16,226,752)
                                       -----------  -----------  -----------
     Total Trading Results              33,497,610  (55,324,010)  42,521,322
                                       -----------  -----------  -----------

  NET INCOME (LOSS)                     19,292,183  (78,211,095)  12,451,485
                                       ===========  ===========  ===========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                      19,081,838  (77,357,066)  12,333,083
  General Partner                          210,345     (854,029)     118,402

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                            0.86        (3.56)        0.28
  General Partner                             0.86        (3.56)        0.28

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF FINANCIAL CONDITION


                                                            DECEMBER 31,
                                                       ----------------------
                                                          2006        2005
                                                       ----------  ----------
                                                           $           $
                               ASSETS
  Equity in futures interests trading accounts:
   Unrestricted cash                                   35,032,684  40,758,493
   Restricted cash                                      6,797,768   6,129,461
                                                       ----------  ----------
     Total Cash                                        41,830,452  46,887,954
                                                       ----------  ----------
   Net unrealized gain on open contracts (MS&Co.)       1,298,984     326,059
   Net unrealized gain (loss) on open contracts (MSIL)   (204,195)     59,761
                                                       ----------  ----------
     Total net unrealized gain on open contracts        1,094,789     385,820
                                                       ----------  ----------
     Total Trading Equity                              42,925,241  47,273,774
  Subscriptions receivable                              3,743,732     268,850
  Interest receivable (Morgan Stanley DW)                 171,558     137,932
                                                       ----------  ----------
     Total Assets                                      46,840,531  47,680,556
                                                       ==========  ==========
                 LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                   2,204,674   1,234,240
  Accrued brokerage fees (Morgan Stanley DW)              212,164     236,081
  Accrued management fees                                  70,721      78,694
  Accrued incentive fee payable                            41,912      --
                                                       ----------  ----------
     Total Liabilities                                  2,529,471   1,549,015
                                                       ----------  ----------
  PARTNERS' CAPITAL
  Limited Partners (4,294,874.399 and
   4,363,058.843 Units, respectively)                  43,835,717  45,625,125
  General Partner (46,572.535 and
   48,427.701 Units, respectively)                        475,343     506,416
                                                       ----------  ----------
     Total Partners' Capital                           44,311,060  46,131,541
                                                       ----------  ----------
     Total Liabilities and Partners' Capital           46,840,531  47,680,556
                                                       ==========  ==========
  NET ASSET VALUE PER UNIT                                  10.21       10.46
                                                       ==========  ==========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------
                                            2006       2005        2004
                                         ---------  ----------  ----------
                                             $          $           $
    INVESTMENT INCOME
     Interest income (Morgan Stanley DW) 2,148,805   1,376,905     727,529
                                         ---------  ----------  ----------

    EXPENSES
     Brokerage fees (Morgan Stanley DW)  2,296,027   3,215,858   3,804,604
     Management fees                       765,342   1,048,673   1,217,473
     Incentive fee                          41,912      --          --
                                         ---------  ----------  ----------
       Total Expenses                    3,103,281   4,264,531   5,022,077
                                         ---------  ----------  ----------

    NET INVESTMENT LOSS                   (954,476) (2,887,626) (4,294,548)
                                         ---------  ----------  ----------

    TRADING RESULTS
    Trading profit (loss):
     Realized                             (731,319)  4,735,942     913,379
     Net change in unrealized              708,969  (2,911,685) (1,078,871)
                                         ---------  ----------  ----------
       Total Trading Results               (22,350)  1,824,257    (165,492)
                                         ---------  ----------  ----------

    NET LOSS                              (976,826) (1,063,369) (4,460,040)
                                         =========  ==========  ==========

    NET LOSS ALLOCATION:
    Limited Partners                      (966,683) (1,059,720) (4,419,596)
    General Partner                        (10,143)     (3,649)    (40,444)

    NET LOSS PER UNIT:
    Limited Partners                         (0.25)      (0.06)      (0.59)
    General Partner                          (0.25)      (0.06)      (0.59)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2003   9,989,868.793  110,098,161  1,230,037  111,328,198
    Offering of Units  15,066,314.126  173,974,554  1,650,000  175,624,554
    Net income               --          3,001,427     31,701    3,033,128
    Redemptions        (1,268,894.870) (14,485,166)     --     (14,485,166)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2004  23,787,288.049  272,588,976  2,911,738  275,500,714
    Offering of Units  12,577,705.709  150,307,643    950,000  151,257,643
    Net income               --         32,018,766    348,554   32,367,320
    Redemptions        (5,423,868.430) (66,061,364)     --     (66,061,364)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005  30,941,125.328  388,854,021  4,210,292  393,064,313
    Offering of Units   6,727,952.165   86,512,830    360,000   86,872,830
    Net income               --          9,310,154    108,380    9,418,534
    Redemptions        (6,564,988.742) (82,098,811)  (224,821) (82,323,632)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006  31,104,088.751  402,578,194  4,453,851  407,032,045
                       ==============  ===========  =========  ===========

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                          UNITS OF
                         PARTNERSHIP     LIMITED     GENERAL
                          INTEREST       PARTNERS    PARTNER      TOTAL
                       --------------  -----------  ---------  -----------
                                            $           $           $
    Partners' Capital,
    December 31, 2003   8,374,102.250  171,628,106  1,846,434  173,474,540
    Offering of Units   4,820,781.793   91,495,743    710,000   92,205,743
    Net loss                 --         (9,674,111)  (114,903)  (9,789,014)
    Redemptions        (1,659,259.354) (30,209,585)     --     (30,209,585)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2004  11,535,624.689  223,240,153  2,441,531  225,681,684
    Offering of Units   1,372,452.207   22,743,972      --      22,743,972
    Net loss                 --        (43,833,268)  (468,564) (44,301,832)
    Redemptions        (3,697,952.573) (58,861,660)  (375,859) (59,237,519)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2005   9,210,124.323  143,289,197  1,597,108  144,886,305
    Offering of Units     863,480.025   14,587,304      --      14,587,304
    Net income               --         14,299,103    157,259   14,456,362
    Redemptions        (2,931,765.891) (49,426,054)  (403,501) (49,829,555)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006   7,141,838.457  122,749,550  1,350,866  124,100,416
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                         UNITS OF
                        PARTNERSHIP     LIMITED      GENERAL
                         INTEREST       PARTNERS     PARTNER       TOTAL
                      --------------  ------------  ---------  ------------
                                           $            $            $
   Partners' Capital,
   December 31, 2003  12,370,561.267   267,851,230  2,858,562   270,709,792
   Offering of Units  10,495,671.792   219,363,280  2,170,000   221,533,280
   Net income               --          12,333,083    118,402    12,451,485
   Redemptions        (1,368,456.859)  (28,256,679)     --      (28,256,679)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2004  21,497,776.200   471,290,914  5,146,964   476,437,878
   Offering of Units   6,774,055.862   126,736,962    480,000   127,216,962
   Net loss                 --         (77,357,066)  (854,029)  (78,211,095)
   Redemptions        (5,615,087.325) (103,859,020)  (263,246) (104,122,266)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2005  22,656,744.737   416,811,790  4,509,689   421,321,479
   Offering of Units   4,357,310.697    84,188,382      --       84,188,382
   Net income               --          19,081,838    210,345    19,292,183
   Redemptions        (5,436,310.556) (104,603,592)  (222,661) (104,826,253)
                      --------------  ------------  ---------  ------------
   Partners' Capital,
   December 31, 2006  21,577,744.878   415,478,418  4,497,373   419,975,791
                      ==============  ============  =========  ============

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER     TOTAL
                        --------------  -----------  --------  -----------
                                             $           $          $
     Partners' Capital,
     December 31, 2003   5,840,215.439   64,188,800   687,198   64,875,998
     Offering of Units   2,031,792.936   21,322,002    60,000   21,382,002
     Net loss                 --         (4,419,596)  (40,444)  (4,460,040)
     Redemptions        (2,111,461.350) (21,209,420)    --     (21,209,420)
                        --------------  -----------  --------  -----------
     Partners' Capital,
     December 31, 2004   5,760,547.025   59,881,786   706,754   60,588,540
     Offering of Units     589,614.840    5,806,303     --       5,806,303
     Net loss                 --         (1,059,720)   (3,649)  (1,063,369)
     Redemptions        (1,938,675.321) (19,003,244) (196,689) (19,199,933)
                        --------------  -----------  --------  -----------
     Partners' Capital,
     December 31, 2005   4,411,486.544   45,625,125   506,416   46,131,541
     Offering of Units   1,273,546.608   13,270,384    50,000   13,320,384
     Net loss                 --           (966,683)  (10,143)    (976,826)
     Redemptions        (1,343,586.218) (14,093,109)  (70,930) (14,164,039)
                        --------------  -----------  --------  -----------
     Partners' Capital,
     December 31, 2006   4,341,446.934   43,835,717   475,343   44,311,060
                        ==============  ===========  ========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income                             9,418,534   32,367,320    3,033,128
  Noncash item included in net
   income:
    Net change in unrealized           (36,660,019)  11,953,244    6,209,755
  (Increase) decrease in operating
   assets:
    Restricted cash                        629,038  (10,755,484) (18,927,514)
    Net option premiums                   (125,257)      --           --
    Interest receivable
     (Morgan Stanley DW)                  (543,846)    (699,562)    (366,414)
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                   (49,809)     607,474      864,031
    Accrued management fees                (22,000)     292,549      366,349
    Accrued incentive fee                   --           --           (9,503)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                (27,353,359)  33,765,541   (8,830,168)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units 100,627,569  151,835,689  171,067,686
  Cash paid for redemptions of Units   (78,088,412) (64,666,231) (11,991,071)
                                       -----------  -----------  -----------
  Net cash provided by
   financing activities                 22,539,157   87,169,458  159,076,615
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                    (4,814,202) 120,934,999  150,246,447
  Unrestricted cash at beginning of
   period                              360,451,084  239,516,085   89,269,638
                                       -----------  -----------  -----------

  Unrestricted cash at end of period   355,636,882  360,451,084  239,516,085
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income (loss)                     14,456,362  (44,301,832)  (9,789,014)
  Noncash item included in net
   income (loss):
    Net change in unrealized             2,621,922    5,603,030   (6,112,856)
  (Increase) decrease in operating
   assets:
    Restricted cash                     (3,506,359)  12,412,773   (5,457,466)
    Interest receivable
     (Morgan Stanley DW)                     2,447     (142,089)    (222,227)
  Increase (decrease) in operating
   liabilities:
    Accrued incentive fee                1,017,989       --           --
    Accrued brokerage fees
     (Morgan Stanley DW)                  (156,405)    (365,305)     288,773
    Accrued management fees                (52,135)    (106,710)      92,407
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                 14,383,821  (26,900,133) (21,200,383)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units  13,509,630   26,817,698   95,673,242
  Cash paid for redemptions of Units   (50,752,969) (58,958,439) (28,296,818)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                (37,243,339) (32,140,741)  67,376,424
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                   (22,859,518) (59,040,874)  46,176,041
  Unrestricted cash at beginning of
   period                              132,225,920  191,266,794  145,090,753
                                       -----------  -----------  -----------

  Unrestricted cash at end of period   109,366,402  132,225,920  191,266,794
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                            2006          2005         2004
                                        ------------  -----------  -----------
                                             $             $            $
 CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income (loss)                        19,292,183  (78,211,095)  12,451,485
 Noncash item included in net
  income (loss):
   Net change in unrealized               (9,679,307)  (2,618,843)  16,226,752
 (Increase) decrease in operating
  assets:
   Restricted cash                       (24,875,125)  58,163,783  (44,045,645)
   Interest receivable
    (Morgan Stanley DW)                     (493,263)    (552,167)    (582,869)
 Increase (decrease) in operating
  liabilities:
   Accrued brokerage fees
    (Morgan Stanley DW)                      (70,688)    (141,612)   1,065,884
   Accrued management fees                   (23,563)     (16,055)     341,082
                                        ------------  -----------  -----------
 Net cash used for operating activities  (15,849,763) (23,375,989) (14,543,311)
                                        ------------  -----------  -----------

 CASH FLOWS FROM
  FINANCING ACTIVITIES
 Cash received from offering of Units     89,829,892  133,523,099  220,274,157
 Cash paid for redemptions of Units     (108,265,689) (94,800,218) (25,636,027)
                                        ------------  -----------  -----------
 Net cash provided by (used for)
  financing activities                   (18,435,797)  38,722,881  194,638,130
                                        ------------  -----------  -----------

 Net increase (decrease) in
  unrestricted cash                      (34,285,560)  15,346,892  180,094,819
 Unrestricted cash at beginning of
  period                                 396,726,923  381,380,031  201,285,212
                                        ------------  -----------  -----------

 Unrestricted cash at end of period      362,441,363  396,726,923  381,380,031
                                        ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2006         2005         2004
                                       -----------  -----------  -----------
                                            $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net loss                                (976,826)  (1,063,369)  (4,460,040)
  Noncash item included in net loss:
    Net change in unrealized              (708,969)   2,911,685    1,078,871
  (Increase) decrease in operating
   assets:
    Restricted cash                       (668,307)  (1,016,681)   1,879,904
    Interest receivable
     (Morgan Stanley DW)                   (33,626)     (45,889)     (46,444)
  Increase (decrease) in operating
   liabilities:
    Accrued brokerage fees
     (Morgan Stanley DW)                   (23,917)     (79,350)      (3,746)
    Accrued management fees                 (7,973)     (22,244)      (1,199)
    Accrued incentive fee                   41,912       --           --
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   operating activities                 (2,377,706)     684,152   (1,552,654)
                                       -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units   9,845,502    6,637,841   23,001,426
  Cash paid for redemptions of Units   (13,193,605) (19,655,621) (21,120,813)
                                       -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                 (3,348,103) (13,017,780)   1,880,613
                                       -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                    (5,725,809) (12,333,628)     327,959
  Unrestricted cash at beginning of
   period                               40,758,493   53,092,121   52,764,162
                                       -----------  -----------  -----------

  Unrestricted cash at end of period    35,032,684   40,758,493   53,092,121
                                       ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $407,032,045                                $              %              $               %
Commodity                                                           (3,998,724)       (0.98)         (154,300)       (0.04)
Equity                                                               4,657,094         1.14            --              --
Foreign currency                                                    (2,899,408)       (0.71)       16,812,492         4.13
Interest rate                                                         (429,351)       (0.11)       10,622,441         2.61
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      (2,670,389)       (0.66)       27,280,633         6.70
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $393,064,313
Commodity                                                           (3,105,740)       (0.79)           --              --
Equity                                                                (222,463)       (0.06)          (84,893)       (0.02)
Foreign currency                                                    (6,119,861)       (1.56)       (4,804,870)       (1.22)
Interest rate                                                          106,175         0.03         2,415,862         0.61
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      (9,341,889)       (2.38)       (2,473,901)       (0.63)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Loss per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $407,032,045                               $
Commodity                                                           (4,153,024)
Equity                                                               4,657,094
Foreign currency                                                    13,913,084
Interest rate                                                       10,193,090
                                                                   -----------
  Grand Total:                                                      24,610,244

  Unrealized Currency Loss                                            (900,691)
                                                                   -----------
  Total Net Unrealized Gain per Statement of Financial Condition    23,709,553
                                                                   ===========

2005 PARTNERSHIP NET ASSETS: $393,064,313
Commodity                                                           (3,105,740)
Equity                                                                (307,356)
Foreign currency                                                   (10,924,731)
Interest rate                                                        2,522,037
                                                                   -----------
  Grand Total:                                                     (11,815,790)

  Unrealized Currency Loss                                          (1,134,676)
                                                                   -----------
  Total Net Unrealized Loss per Statement of Financial Condition   (12,950,466)
                                                                   ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $124,100,416                                $              %              $               %
Commodity                                                             (387,481)       (0.31)       1,895,345          1.53
Equity                                                                 695,962         0.56            --              --
Foreign currency                                                     1,204,942         0.97          597,818          0.48
Interest rate                                                         (137,111)       (0.11)         922,709          0.74
                                                                     ---------        -----        ---------         -----
  Grand Total:                                                       1,376,312         1.11        3,415,872          2.75
                                                                     =========        =====        =========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $144,886,305
Commodity                                                            4,260,768         2.94         (292,043)        (0.20)
Equity                                                               1,100,792         0.76            --              --
Foreign currency                                                     2,914,320         2.01          332,578          0.23
Interest rate                                                         (147,334)       (0.10)          (7,256)        (0.01)
                                                                     ---------        -----        ---------         -----
  Grand Total:                                                       8,128,546         5.61           33,279          0.02
                                                                     =========        =====        =========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $124,100,416                               $
Commodity                                                           1,507,864
Equity                                                                695,962
Foreign currency                                                    1,802,760
Interest rate                                                         785,598
                                                                    ---------
  Grand Total:                                                      4,792,184

  Unrealized Currency Gain                                              6,582
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    4,798,766
                                                                    =========

2005 PARTNERSHIP NET ASSETS: $144,886,305
Commodity                                                           3,968,725
Equity                                                              1,100,792
Foreign currency                                                    3,246,898
Interest rate                                                        (154,590)
                                                                    ---------
  Grand Total:                                                      8,161,825

  Unrealized Currency Loss                                           (741,137)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    7,420,688
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $419,975,791                                $              %              $               %
Commodity                                                               79,650         0.02           680,903         0.16
Equity                                                               3,642,736         0.87            --              --
Foreign currency                                                     5,610,658         1.34           642,240         0.15
Interest rate                                                       (3,101,026)       (0.75)        4,738,934         1.13
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       6,232,018         1.48         6,062,077         1.44
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $421,321,479
Commodity                                                            5,608,515         1.33        (1,541,659)       (0.37)
Equity                                                               1,298,208         0.31            63,750         0.02
Foreign currency                                                    (1,529,914)       (0.36)        3,258,728         0.77
Interest rate                                                          292,861         0.07          (715,950)       (0.17)
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       5,669,670         1.35         1,064,869         0.25
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $419,975,791                               $
Commodity                                                              760,553
Equity                                                               3,642,736
Foreign currency                                                     6,252,898
Interest rate                                                        1,637,908
                                                                    ----------
  Grand Total:                                                      12,294,095

  Unrealized Currency Gain                                             243,969
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition    12,538,064
                                                                    ==========

2005 PARTNERSHIP NET ASSETS: $421,321,479
Commodity                                                            4,066,856
Equity                                                               1,361,958
Foreign currency                                                     1,728,814
Interest rate                                                         (423,089)
                                                                    ----------
  Grand Total:                                                       6,734,539

  Unrealized Currency Loss                                          (3,875,782)
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     2,858,757
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $44,311,060                                 $              %              $               %
Commodity                                                             (296,275)       (0.67)         410,666          0.93
Equity                                                                 737,505         1.66            --              --
Foreign currency                                                        65,403         0.15          531,873          1.20
Interest rate                                                         (583,619)       (1.31)         227,255          0.51
                                                                    ----------        -----        ---------         -----
  Grand Total:                                                         (76,986)       (0.17)       1,169,794          2.64
                                                                    ==========        =====        =========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $46,131,541
Commodity                                                              971,789         2.11         (217,221)        (0.47)
Equity                                                                 272,504         0.59            --              --
Foreign currency                                                    (1,330,719)       (2.88)        (267,908)        (0.58)
Interest rate                                                          102,950         0.22          202,282          0.44
                                                                    ----------        -----        ---------         -----
  Grand Total:                                                          16,524         0.04         (282,847)        (0.61)
                                                                    ==========        =====        =========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $44,311,060                                $
Commodity                                                              114,391
Equity                                                                 737,505
Foreign currency                                                       597,276
Interest rate                                                         (356,364)
                                                                    ----------
  Grand Total:                                                       1,092,808

  Unrealized Currency Gain                                               1,981
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition     1,094,789
                                                                    ==========

2005 PARTNERSHIP NET ASSETS: $46,131,541
Commodity                                                              754,568
Equity                                                                 272,504
Foreign currency                                                    (1,598,627)
Interest rate                                                          305,232
                                                                    ----------
  Grand Total:                                                        (266,323)

  Unrealized Currency Gain                                             652,143
                                                                    ----------
  Total Net Unrealized Gain per Statement of Financial Condition       385,820
                                                                    ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Charter Campbell L.P. ("Charter Campbell"), Morgan Stanley Charter Aspect L.P. ("Charter Aspect") (formerly Morgan Stanley Charter MSFCM L.P.), Morgan Stanley Charter Graham L.P. ("Charter Graham"), and Morgan Stanley Charter WCM L.P. ("Charter WCM") (formerly Morgan Stanley Charter Millburn L.P.) (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The general partner of each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). MS&Co. acts as the counterparty on all of the foreign currency forward contracts for each Partnership. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnerships' principal U.S. commodity broker-dealer. Effective January 2006, for Charter Campbell, Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all of the options on foreign currency forward contracts.
  Prior to September 15, 2006, the trading advisor for Charter MSFCM L.P. was VK Capital Inc. ("VK Capital"). Demeter, Morgan Stanley DW, MS&Co., MSIL, MSCG, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.
  Effective September 15, 2006, Demeter terminated the management agreement between Charter MSFCM and VK Capital. Consequently, VK Capital has ceased all futures interests trading on behalf of Charter MSFCM as of September 15, 2006.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Also, effective September 30, 2006, Demeter terminated the management agreement between Charter Millburn and Millburn Ridgefield Corporation ("Millburn"). Consequently, Millburn ceased all futures interests trading on behalf of Charter Millburn as of September 30, 2006.
  Effective October 16, 2006, Demeter entered into a management agreement with Aspect Capital Limited ("Aspect") to serve as the sole trading advisor to Charter Aspect effective December 1, 2006.
  Effective October 13, 2006, Demeter entered into a management agreement with Winton Capital Management Limited ("Winton") to serve as the sole trading advisor to Charter WCM effective December 1, 2006.
  For the period from September 15, 2006 to December 1, 2006 for Charter Aspect and the period from September 30, 2006 to December 1, 2006 for Charter WCM, all of Charter Aspect's assets and Charter WCM's assets were paid interest at the rate specified in the then-current Charter Series prospectus, with a limited partner's share of interest credited to its Units. No management, brokerage, or incentive fees were charged during this interim period, given the absence of futures interests trading by Charter Aspect and Charter WCM.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based on their proportional ownership interests.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnerships' Financial Statements, if any, is currently being assessed.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnerships as of January 1, 2008. The impact to the Partnerships' Financial Statements, if any, is currently being assessed.
  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated ("rollover approach") and an approach that considers the cumulative amount by which the current year balance sheet is misstated ("iron-curtain approach"). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnerships as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners' Capital for those prior year misstatements that were not material under the Partnership's prior approach, but that are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnerships' Financial Statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts", reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin for trading (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. Each Partnership currently pays a flat-rate monthly brokerage fee of 1/12 of 6.00% of the Partnership's Net Assets as of the first day of each month (a 6.00% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.
  Subsequent to September 15, 2006 for Charter Aspect and subsequent to September 30, 2006 for Charter WCM, no brokerage fees were paid until December 1, 2006, given the absence of futures interests trading.
  From August 1, 2002 to June 30, 2005, each Partnership paid a flat-rate monthly brokerage fee of 1/12 of 6.25% of the Partnership's Net Assets as of the first day of each month (a 6.25% annual rate).

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


OPERATING EXPENSES. The Partnerships incur monthly management fees and may incur an incentive fee. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees, and other related expenses are borne by Morgan Stanley DW through the brokerage fees paid by the Partnerships.

CONTINUING OFFERING. Units of each Partnership except Charter Campbell are offered at a price equal to 100% of the Net Asset Value per Unit at monthly closings held as of the last day of each month. Effective September 30, 2006, Subscriptions for Units of Charter Aspect and Charter WCM were not accepted until November 30, 2006 month-end closing when Aspect and Winton commenced trading. No selling commissions or charges related to the continuing offering of Units are paid by the limited partners or the Partnerships. Morgan Stanley DW pays all such costs.
  Effective May 1, 2006, Charter Campbell no longer accepts any subscriptions for Units in the Partnership.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

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

EXCHANGES. On the last day of the first month which occurs more than six months after a person first becomes a limited partner in each Partnership, and at the end of each month thereafter, limited partners may exchange their Units among Charter Aspect, Charter Graham, and Charter WCM (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.
  Effective September 30, 2006, Charter Aspect and Charter WCM did not accept any exchanges of Units from any other Charter Series of Funds until the November 30, 2006 month-end closing when Aspect and Winton commenced trading.
  Effective May 1, 2006, Charter Campbell no longer accepts any exchanges of Units from any other Charter Series Fund for Units of Charter Campbell.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


DISSOLUTION OF THE PARTNERSHIPS. Charter Aspect will terminate on December 31, 2025 and Charter Campbell, Charter Graham, and Charter WCM will terminate on December 31, 2035 or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

LITIGATION SETTLEMENT. Charter Aspect received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and Charter Aspect received settlement award payments in the amount of $2,880 during July 2004 and $3,661 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2006 and 2005 presentation. Such reclassifications have no impact on the Partnerships' reported net income (loss).

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

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2006 were as follows:
Morgan Stanley Charter Campbell L.P.
  Campbell & Company, Inc.

Morgan Stanley Charter Aspect L.P.
  Aspect Capital Limited,
   effective December 1, 2006

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


Morgan Stanley Charter Graham L.P.
  Graham Capital Management, L.P.

Morgan Stanley Charter WCM L.P.
  Winton Capital Management Limited,
   effective December 1, 2006
Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Charter Aspect, Charter Graham, and Charter WCM each pay its trading advisor a flat-rate monthly fee equal to 1/12 of 2% (a 2% annual rate) of the Partnership's Net Assets under management by each trading advisor as of the first day of each month.
  Effective as of September 15, 2006 for Charter Aspect and September 30, 2006 for Charter WCM, no management fees were paid until December 1, 2006 when Aspect and Winton commenced trading.
  Charter Campbell pays its trading advisor a flat-rate monthly fee equal to 1/12 of 2.65% (a 2.65% annual rate) of the Partnership's Net Assets under management as of the first day of each month.

INCENTIVE FEE. Each Partnership's incentive fee is equal to 20% of trading profits paid on a monthly basis.
  Effective as of September 15, 2006 for Charter Aspect and September 30, 2006 for Charter WCM, no incentive fees were paid until December 1, 2006 when Aspect and Winton commenced trading.
  Trading profits represent the amount by which profits from futures, forwards, and options trading exceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a calendar month, the trading advisor must recover such losses before that trading advisor is eligible for an incentive fee in the future.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  Charter Aspect and Charter WCM will pay incentive fees to Aspect and Winton, respectively, based upon the performance of each trading advisor beginning December 1, 2006 without regard to any losses incurred by the prior trading advisor(s).

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

(2)Requires no initial net investment or smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

MORGAN STANLEY CHARTER SERIES

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

CHARTER CAMPBELL

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS       LONGEST MATURITIES
              ------------------------------------  -------------------
                             OFF-                               OFF-
               EXCHANGE-   EXCHANGE-                EXCHANGE- EXCHANGE-
         YEAR   TRADED      TRADED        TOTAL      TRADED    TRADED
         ---- ----------  -----------  -----------  --------- ---------
                   $           $            $
         2006  9,796,471   13,913,082   23,709,553  Sep. 2007 Mar. 2007
         2005 (2,025,735) (10,924,731) (12,950,466) Sep. 2006 Mar. 2006

CHARTER ASPECT

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2006 2,996,006 1,802,760 4,798,766 Mar. 2008 Jan. 2007
             2005 4,575,616 2,845,072 7,420,688 Sep. 2006 Mar. 2006

CHARTER GRAHAM

                      NET UNREALIZED GAINS
                       ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------ -------------------
                             OFF-                           OFF-
                 EXCHANGE- EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED     TOTAL     TRADED    TRADED
            ---- --------- --------- ---------- --------- ---------
                     $         $         $
            2006 5,466,119 7,071,945 12,538,064 Jun. 2008 Mar. 2007
            2005   786,903 2,071,854  2,858,757 Jun. 2007 Mar. 2006

CHARTER WCM

                      NET UNREALIZED GAINS/
                   (LOSSES) ON OPEN CONTRACTS    LONGEST MATURITIES
                 ------------------------------- -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED      TOTAL    TRADED    TRADED
            ---- --------- ----------  --------- --------- ---------
                     $          $          $
            2006 1,094,789     --      1,094,789 Jun. 2008    --
            2005 1,984,446 (1,598,626)   385,820 Oct. 2006 Mar. 2006

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $403,046,046 and $396,667,080 for Charter Campbell, $125,631,930 and $146,564,699 for Charter Aspect, $422,467,679 and $427,198,898 for Charter Graham, and $42,925,241 and
$48,872,400 for Charter WCM at December 31, 2006 and 2005, respectively. With respect to each Partnership's off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnerships are at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with the counterparties. These agreements, which seek to reduce both the Partnerships' and the counterparties' exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s or MSCG's bankruptcy or insolvency.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CHARTER CAMPBELL

                                               2006     2005     2004
                                             -------  -------  -------
         PER UNIT OPERATING
          PERFORMANCE:
         NET ASSET VALUE, JANUARY 1:         $ 12.70  $ 11.58  $ 11.14
                                             -------  -------  -------
         NET OPERATING RESULTS:
            Interest Income                     0.60     0.34     0.14
            Expenses                           (1.09)   (1.04)   (1.24)
            Realized Profit (Loss)             (0.24)    2.25     1.90
            Unrealized Profit (Loss)            1.12    (0.43)   (0.36)
                                             -------  -------  -------
            Net Income                          0.39     1.12     0.44
                                             -------  -------  -------
         NET ASSET VALUE,
          DECEMBER 31:                       $ 13.09  $ 12.70  $ 11.58
                                             =======  =======  =======
         FOR THE CALENDAR YEAR:
         RATIOS TO AVERAGE NET
          ASSETS:
            Net Investment Loss               (3.9)%   (5.7)%   (9.2)%
            Expenses before Incentive Fees     8.6 %    8.5 %    8.3 %
            Expenses after Incentive Fees      8.6 %    8.5 %   10.4 %
            Net Income                         2.3 %    9.6 %    1.5 %
         TOTAL RETURN BEFORE
          INCENTIVE FEES                       3.1 %    9.7 %    6.2 %
         TOTAL RETURN AFTER
          INCENTIVE FEES                       3.1 %    9.7 %    3.9 %

         INCEPTION-TO-DATE RETURN             30.9 %
         COMPOUND ANNUALIZED
          RETURN                               6.5 %

        CHARTER ASPECT
                                              2006     2005      2004
                                            -------  --------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $ 15.73  $  19.56  $ 20.72
                                            -------  --------  -------
        NET OPERATING RESULTS:
           Interest Income                     0.79      0.50     0.23
           Expenses                           (1.21)    (1.36)   (1.52)
           ........Realized Profit (Loss)..    2.40     (2.45)   (0.45)
           Unrealized Profit (Loss)           (0.33)    (0.52)    0.58
           Proceeds from Litigation
            Settlement                           --      0.00     0.00
                                            -------  --------  -------
           Net Income (Loss)                   1.65     (3.83)   (1.16)
                                            -------  --------  -------
        NET ASSET VALUE,
         DECEMBER 31:                       $ 17.38  $  15.73  $ 19.56
                                            =======  ========  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss               (2.5)%    (5.4)%   (6.8)%
           Expenses before Incentive Fees     6.5 %     8.5 %    8.1 %
           Expenses after Incentive Fees      7.3 %     8.5 %    8.1 %
           Net Income (Loss)                 10.9 %   (25.5)%   (4.9)%
        TOTAL RETURN BEFORE
         INCENTIVE FEES                      11.3 %   (19.6)%   (5.6)%
        TOTAL RETURN AFTER
         INCENTIVE FEES                      10.5 %   (19.6)%   (5.6)%

        INCEPTION-TO-DATE RETURN             73.8 %
        COMPOUND ANNUALIZED
         RETURN                               4.4 %

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)


CHARTER GRAHAM

                                              2006     2005      2004
                                            -------  --------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:         $ 18.60  $  22.16  $ 21.88
                                            -------  --------  -------
        NET OPERATING RESULTS:
           Interest Income                     0.90      0.55     0.25
           Expenses                           (1.54)    (1.54)   (1.96)
           Realized Profit (Loss)              1.06     (2.68)    2.91
           Unrealized Profit (Loss)            0.44      0.11    (0.92)
                                            -------  --------  -------
           Net Income (Loss)                   0.86     (3.56)    0.28
                                            -------  --------  -------
        NET ASSET VALUE,
         DECEMBER 31:                       $ 19.46  $  18.60  $ 22.16
                                            =======  ========  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss               (3.3)%    (5.3)%   (8.1)%
           Expenses before Incentive Fees     8.0 %     8.2 %    7.9 %
           Expenses after Incentive Fees      8.0 %     8.2 %    9.2 %
           Net Income (Loss)                  4.5 %   (18.1)%    3.3 %
        TOTAL RETURN BEFORE
         INCENTIVE FEES                       4.6 %   (16.1)%    2.6 %
        TOTAL RETURN AFTER
         INCENTIVE FEES                       4.6 %   (16.1)%    1.3 %

        INCEPTION-TO-DATE RETURN             94.6 %
        COMPOUND ANNUALIZED
         RETURN                               8.9 %

         CHARTER WCM
                                               2006     2005     2004
                                             -------  -------  -------
         PER UNIT OPERATING
          PERFORMANCE:
         NET ASSET VALUE, JANUARY 1:         $ 10.46  $ 10.52  $ 11.11
                                             -------  -------  -------
         NET OPERATING RESULTS:
            Interest Income                     0.51     0.26     0.12
            Expenses                           (0.73)   (0.81)   (0.84)
            Realized Profit (Loss)             (0.20)    1.04     0.31
            Unrealized Profit (Loss)            0.17    (0.55)   (0.18)
                                             -------  -------  -------
            Net Loss                           (0.25)   (0.06)   (0.59)
                                             -------  -------  -------
         NET ASSET VALUE,
          DECEMBER 31:...................... $ 10.21  $ 10.46  $(10.52)
                                             =======  =======  =======
         FOR THE CALENDAR YEAR:
         RATIOS TO AVERAGE NET
          ASSETS:
            Net Investment Loss               (2.1)%   (5.6)%   (7.1)%
            Expenses before Incentive Fees     6.8 %    8.3 %    8.3 %
            Expenses after Incentive Fees      6.9 %    8.3 %    8.3 %
            Net Loss                          (2.2)%   (2.1)%   (7.4)%
         TOTAL RETURN BEFORE
          INCENTIVE FEES                      (2.3)%   (0.6)%   (5.3)%
         TOTAL RETURN AFTER
          INCENTIVE FEES                      (2.4)%   (0.6)%   (5.3)%

         INCEPTION-TO-DATE RETURN              2.1 %
         COMPOUND ANNUALIZED
          RETURN                               0.3 %

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

ADDRESS SERVICE REQUESTED


[GRAPHIC] printed on recycled paper
CHT 38280-09