Form 10-Q
period 2007-03-31
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2007-05-15
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

	March 31, 2007


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
 		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................3

		Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2007 and 2006 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......14-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35

Item 4.	Controls and Procedures.............................35-36

Item 4T.	Controls and Procedures................................36


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................37

Item 6.	Exhibits...............................................38


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	March 31,	      December 31,
	          2007         	                2006
	$	    $
	(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	349,877,474	355,636,882
	Restricted cash	    12,883,787	    37,612,693

	    Total cash	   362,761,261	  393,249,575

	Net unrealized gain on open contracts (MS&Co.)	3,698,942	  23,915,253
	Net unrealized gain (loss) on open contracts (MSIL)	             21,372	       (205,700)

	     Total net unrealized gain on open contracts	        3,720,314  	    23,709,553

	Net option premiums	          158,889	       125,257

	     Total Trading Equity	366,640,464	417,084,385

Interest receivable (Morgan Stanley DW)	       1,592,971     	      1,680,668

	     Total Assets	   368,233,435 	  418,765,053
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,564,224	8,950,399
Accrued brokerage fees (Morgan Stanley DW)	1,891,221	1,930,134
Accrued management fees	         835,289	       852,475

	     Total Liabilities	      9,290,734	   11,733,008

Partners? Capital

Limited Partners (29,160,835.136 and
	  30,763,739.696 Units, respectively)	355,029,284	402,578,194
General Partner (321,434.055 and
	  340,349.055 Units, respectively)	       3,913,417	       4,453,851
	     Total Partners? Capital	    358,942,701	  407,032,045
	     Total Liabilities and Partners? Capital	   368,233,435	  418,765,053
NET ASSET VALUE PER UNIT	              12.17	            13.09


	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



  	   	    For the Quarters Ended March 31,


                                                                         		        2007    	       2006
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    4,769,991			   4,167,503

EXPENSES
	Brokerage fees (Morgan Stanley DW)		5,967,175	5,999,547
	Management fees	      	       2,635,502	   2,649,799

		Total Expenses		   8,602,677	   8,649,346

NET INVESTMENT LOSS	                                                       (3,832,686)	   (4,481,843)

TRADING RESULTS
Trading profit (loss):
	Realized		 (3,505,042)		(6,494,492)
	Net change in unrealized	   (19,989,239)		   27,661,643

   	       Total Trading Results		   (23,494,281)	   21,167,151


NET INCOME (LOSS) 	                            (27,326,967)	   16,685,308


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                      		(27,024,862)	16,510,229
	General Partner                                      		  (302,105)	     175,079


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		      (0.92)	0.53
	General Partner                                                   		               (0.92)	0.53





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$


Partners? Capital,
   December 31, 2005	30,941,125.328	388,854,021	4,210,292	393,064,313

Offering of Units	3,204,303.097	    41,340,843	250,000	41,590,843

Net Income                                                              ?                    16,510,229	175,079	16,685,308

Redemptions	 (1,491,853.742)	  (19,275,542)	         ?    	   (19,275,542)

Partners? Capital,
March 31, 2006	 32,653,574.683	  427,429,551	 4,635,371	 432,064,922



Partners? Capital,
   December 31, 2006	31,104,088.751	402,578,194	4,453,851	407,032,045

Net Loss                                                                ?                    (27,024,862)	(302,105)	(27,326,967)

Redemptions	 (1,621,819.560)	  (20,524,048)	  (238,329)	   (20,762,377)

Partners? Capital,
March 31, 2007	 29,482,269.191	  355,029,284	 3,913,417	 358,942,701









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Quarters Ended March 31,

     2007                         2006
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(27,326,967)	16,685,308
Noncash item included in net income (loss):
     Net change in unrealized	19,989,239	(27,661,643)

(Increase) decrease in operating assets:
     Restricted cash	24,728,906	16,905,783
     Net option premiums	(33,632)	82,643
     Interest receivable (Morgan Stanley DW)	87,697	(424,908)

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (Morgan Stanley DW)	(38,913)	29,578
     Accrued management fees	         (17,186)	                13,063

Net cash provided by operating activities	   17,389,144	    5,629,824


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	-         	36,744,889
Cash paid for redemptions of Units	   (23,148,552)	   (17,685,283)

Net cash provided by (used for) financing activities	  (23,148,552)	    19,059,606

Net increase (decrease) in cash	(5,759,408)	24,689,430

Unrestricted cash at beginning of period	   355,636,882	   360,451,084

Unrestricted cash at end of period	   349,877,474	   385,140,514








	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, which effective as of May 1, 2006, no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Fund for Units of the Partnership, Morgan Stanley Charter Graham L.P.,


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Aspect
L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. Inter-national Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (?Campbell? or the ?Trading Advisor?) is the trading advisor to the Partnership.


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Effective April 1, 2007, MS&Co. pays the Partnership monthly interest income on amount equal to the commodity brokers margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership monthly interest income on the Partnership?s funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW paid the Partnership interest received from MS&Co. and MSIL with respect to such Partnership?s assets deposited as margin.



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





The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



	  Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-
Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $

Mar. 31, 2007	1,394,054	2,326,260	3,720,314	Dec. 2007	Jun. 2007
Dec. 31, 2006	9,796,471	13,913,082	23,709,553	Sep. 2007	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $364,155,315 and $403,046,046 at March 31, 2007 and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency option contracts, the Partnership is at risk to the ability of MSCG, the


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

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

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(18,724,290) and expenses totaling $8,602,677, resulting in a net loss of $27,326,967 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $13.09 at December 31, 2006, to $12.17 at March 31, 2007.

The most significant trading losses of approximately 3.4% in the currency sector were from long positions in euro versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies during January after a government report showed stronger than expected U.S. job growth, cooling speculation that the U.S. Federal Reserve would cut interest rates in the near-term. Additionally, the value of the U.S. dollar continued to move higher against most of its major rivals after a report showed the U.S. index of leading economic indicators rose in December and news that the U.S. trade gap contracted for a third consecutive month in November, reaching its narrowest point since July 2005. Additional losses were experienced in February and March from short positions in the Japanese yen versus the U.S. dollar as the value of the yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary
       Fund, that a weak Japanese yen "could lead to more
entrenched exchange rate misalignments that worsen global imbalances", encouraging traders to unwind short positions in the Japanese yen against most of its major rivals. As a result, the yen saw its biggest daily gain against the U.S. dollar since December 2005. Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation pushed the value of the yen higher. Further losses in the currency market were incurred during February and March from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar increased in tandem with rising energy prices. Within the global interest rate sector, losses of approximately 2.1% were recorded from short positions in the U.S. and European interest rate futures as prices reversed sharply higher primarily during late February and early March from a worldwide flight to quality after a sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Losses of approximately 1.0% were experienced in the energy sector primarily during January from long positions in crude oil and its related products as prices moved lower on skepticism that OPEC might cut production as much as originally
       pledged.  Prices were pressured lower after U.S.
government data showed a larger than expected increase in domestic inventories and a report which showed a decrease in U.S. fuel consumption. Losses of approximately 0.2% were recorded in the metals sector from short positions in copper and zinc futures as prices moved higher on continued speculation that low stockpiles and supply disruptions would create a supply shortage. Further losses were recorded in March from short positions in copper futures as prices rose after the release of stronger than expected Chinese industrial data increased speculation that demand would remain consistent in the near-term. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.6% in the global stock index futures markets, primarily during January from long positions in German equity index futures as stock prices climbed higher after news that German business confidence rose to a record high. Lastly, short positions in U.S. stock index futures resulted in gains during February as prices fell suddenly and sharply due to the aforementioned factors that affected the currency and global interest rate markets.


For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $25,334,654 and expenses totaling $8,649,346, resulting in net income of $16,685,308 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $12.70 at December 31, 2005 to $13.23 at March 31, 2006.

The most significant trading gains of approximately 2.8% were recorded in the global stock index futures markets from long positions in European stock index futures as global equity markets trended higher during the quarter on strong corporate earnings and solid economic data. Additional gains of approximately 1.0% were experienced in the metals markets during January and March from long futures positions in copper and zinc as prices strengthened weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Within the global interest rate futures markets, gains of approximately 0.7% were recorded from short positions in short-term U.S. interest rate futures as prices trended lower during February amid the U.S. Federal Reserve?s fourteenth consecutive quarter-point hike of U.S. interest rates and general sentiment that the U.S. Federal Reserve would have to keep lifting U.S. interest rates to stave off inflation. Additional gains were recorded during March, from short positions in U.S. interest rate futures as prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the U.S. would rise. In the currency markets, gains of approximately 0.5% were experienced, primarily during March, from long U.S. dollar positions relative to the Japanese yen, New Zealand dollar, and the Canadian dollar as the value of the U.S. dollar moved higher against these currencies amid expectations
       that the U.S. Federal Reserve would continue lifting U.S.
interest rates to fend off inflation. In addition, the value of the New Zealand dollar was pulled lower on negative economic data out of that country, while the Canadian dollar decreased on sentiment that the Bank of Canada had reached the end of its rate increases. Smaller gains of approximately 0.3% were recorded in the energy markets during January from long futures positions in crude oil as prices increased during the month as political tensions surrounding Iran and Nigeria raised concerns that
exports could be disrupted.   Further gains were recorded during
March from long positions in crude oil as prices strengthened on concerns regarding the possibility of economic sanctions by the United Nations against Iran, one of the world's largest oil producers.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma
       approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets
       by primary market risk category at March 31, 2007 and
2006. At March 31, 2007, and 2006, the Partnership?s total capitalization was approximately $359 million and $432 million, respectively.



Primary Market             March 31, 2007      March 31, 2006
Risk Category	  	       Value at Risk        Value at Risk

Currency					(1.08)%	  	    	(1.84)%

Equity					(0.68)			(0.95)

Interest Rate				(0.34) 			(0.63)

Commodity		  			(0.12)   	      	(0.59)

Aggregate Value at Risk		(1.24)%  		    	(2.55)%

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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.


Primary Market Risk Category	High	Low	Average
Currency	(1.30)%	(0.86)%	(1.08)%
Equity	(1.95)	(0.14)	(1.04)
Interest Rate	(1.76)	(0.28)	(0.78)
Commodity`	(0.73)	(0.12)	(0.47)
Aggregate Value at Risk	(3.04)%	(1.24)%	(1.99)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 98% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2007, the Partnership?s major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.


Equity. The second largest market exposure of the Partnership at March 31, 2007, was to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2007, the Partnership?s primary exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), Nikkei 225 (Japan), CAC 40 (France), FTSE 100 (United Kingdom), S&P 500 (U.S.), IBEX 35 (Spain), Hang Seng (China), SPI 200 (Australia), NASDAQ 100 (U.S.), and Taiwan (Taiwan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Australian, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2007, was to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese, European, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals.	At March 31, 2007, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and zinc and precious metals, such as gold.
       Economic forces, supply and demand inequalities,
geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

   Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in euros, Japanese yen, British pounds, Hong Kong dollars, Australian dollars,
       Canadian dollars, and Swiss francs.  The Partnership
controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4.   CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and
       15d-15(e) of the Exchange Act), and have judged such
controls and procedures to be effective.

     (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.


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

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 15, 2007         By:/s/ Lee Horwitz
  	    Lee Horwitz
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















? 50 ?


? 6 ?


MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)