Form 10-Q
period 2007-06-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2007-08-14
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number 0-50064

	MORGAN STANLEY CHARTER CAMPBELL L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						      01-0710311
(State or other jurisdiction of		   		   (I.R.S. Employer
incorporation or organization)			        Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY		    					        10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant?s telephone number, including area code    (212) 296-1999

330 Madison Avenue, 8th Floor, New York, NY 10017




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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2007


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2007
 		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2007 and 2006 (Unaudited) .......4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited).........................5

		Notes to Financial Statements (Unaudited)...............6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......14-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................25-38

Item 4.	Controls and Procedures.............................38-39

Item 4T.	Controls and Procedures................................39


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................40

Item 6.	Exhibits............................................40-41



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	June 30,	      December 31,
	          2007         	                2006
	$	    $
	(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	345,667,389	355,636,882
	Restricted cash	    28,776,603	    37,612,693

	    Total cash	  374,443,992	  393,249,575

	Net unrealized gain on open contracts (MS&Co.)	17,197,227	  23,915,253
	Net unrealized gain (loss) on open contracts (MSIL)	       261,144	       (205,700)

	     Total net unrealized gain on open contracts	    17,458,371  	    23,709,553

	Net option premiums	         253,842	       125,257

	     Total Trading Equity	392,156,205	417,084,385

Interest receivable (MS&Co.)	           1,442,643	      1,680,668

	     Total Assets	  393,598,848 	  418,765,053
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	3,975,618	8,950,399
Accrued brokerage fees (MS&Co.)	1,873,155	1,930,134
Accrued management fees	        827,310	       852,475

	     Total Liabilities	     6,676,083	   11,733,008

Partners? Capital

Limited Partners (27,968,434.085 and
	30,763,739.696 Units, respectively)	382,737,825	402,578,194
General Partner (305,813.055 and
	 340,349.055 Units, respectively)	     4,184,940	       4,453,851

	     Total Partners? Capital	   386,922,765	  407,032,045
	     Total Liabilities and Partners? Capital	   393,598,848	  418,765,053
NET ASSET VALUE PER UNIT	              13.68	            13.09

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


          For the Three Months                            For the Six  Months
       Ended June 30,      	                        Ended June 30,


                         2007   	        2006    	       2007   	    2006
                           $	               $	          $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	   4,422,310		   5,077,877		   9,192,301	        9,245,380

EXPENSES
	Brokerage fees (MS&Co.)	5,465,999	6,599,029	11,433,174	12,598,576
	Management fees	   2,414,149      	    2,914,572	   5,049,651	     5,564,371

		   Total Expenses 	   7,880,148	    9,513,601	   16,482,825	   18,162,947

NET INVESTMENT LOSS 	   (3,457,838)	   (4,435,724)	    (7,290,524)	   (8,917,567)

TRADING RESULTS
Trading profit (loss):
	Realized	33,350,060	(9,769,515)	29,845,018	(16,264,007)
	Net change in unrealized	   13,738,057	   (14,419,911) 	       (6,251,182)	    13,241,732

	           Total Trading Results	   47,088,117	   (24,189,426)	   23,593,836	    (3,022,275)

NET INCOME (LOSS)	   43,630,279	   (28,625,150)		   16,303,312	   (11,939,842)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	43,153,808	(28,326,954)  	16,128,946	(11,816,725)
	General Partner 	476,471	(298,196)	174,366	(123,117)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                 	 1.51	(0.84)                 	   0.59		(0.31)
	General Partner                                                 	 1.51	(0.84)                     	 	0.59	(0.31)







	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$


Partners? Capital,
   December 31, 2005	30,941,125.328	388,854,021	4,210,292	393,064,313

Offering of Units	6,727,952.165	    86,512,830	360,000	86,872,830

Net Loss                                                                 ?                    (11,816,725)	(123,117)	(11,939,842)

Redemptions	  (3,340,683.986)	  (42,591,970)	         ?    	  (42,591,970)

Partners? Capital,
June 30, 2006	 34,328,393.507	  420,958,156	 4,447,175	 425,405,331




Partners? Capital,
   December 31, 2006	31,104,088.751	402,578,194	4,453,851	407,032,045

Net Income                                                            ?                     16,128,946		174,366	16,303,312

Redemptions	  (2,829,841.611)	  (35,969,315)	  (443,277)	  (36,412,592)

Partners? Capital,
June 30, 2007	 28,274,247.140	  382,737,825	   4,184,940	    386,922,765









The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Six Months Ended June 30,

                2007                         2006
	              $	         $


CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	16,303,312	(11,939,842)
Noncash item included in net income (loss):
     Net change in unrealized	6,251,182	(13,241,732)

(Increase) decrease in operating assets:
     Restricted cash	8,836,090	18,600,349
     Net option premiums	(128,585)	126,945
     Interest receivable (MS&Co.)	238,025	(638,261)

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (MS&Co.)	 (56,979)	189,834
     Accrued management fees	        (25,165)	                83,843

Net cash provided by (used for) operating activities	  31,417,880	    (6,818,864)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	?          	100,627,569
Cash paid for redemptions of Units	   (41,387,373)	   (41,335,076)

Net cash provided by (used for) financing activities	   (41,387,373)	    59,292,493

Net increase (decrease) in unrestricted cash	(9,969,493)	52,473,629

Unrestricted cash at beginning of period	   355,636,882	   360,451,084

Unrestricted cash at end of period	    345,667,389	   412,924,713







	The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, which effective as of May 1, 2006, no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Fund for Units of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Aspect L.P.
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (?Campbell? or the ?Trading Advisor?) is the trading advisor to the Partnership.


2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on an amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership at each month

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


end interest income on the Partnership?s funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week
U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co.

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

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	  Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-
Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $

Jun. 30, 2007	 6,548,108	    10,910,263  	17,458,371	Mar. 2008	Sep. 2007
Dec. 31, 2006	9,796,471	13,913,082	23,709,553	Sep. 2007	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets.
Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading
Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $380,992,100 and $403,046,046 at June 30, 2007 and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.


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

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?.
Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $51,510,427 and expenses totaling $7,880,148 resulting in net income of $43,630,279 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $12.17 at March 31, 2007, to $13.68 at June 30, 2007.

The most significant trading gains of approximately 7.4% were recorded in the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record in April and U.K. consumer confidence index showed an unexpected increase in April. During May, European interest rate futures prices continued to fall after a report showed real Gross Domestic Product in the Euro-Zone increased more than expected in the first quarter of 2007. Additionally, European interest rate futures prices were pressured lower during June after news that Germany's seasonally adjusted unemployment rate reached its lowest level since 1995 and housing prices in the United Kingdom showed their biggest jump this year. Smaller gains were recorded from short positions in U.S. fixed-income futures as prices moved lower during May after the Philadelphia Federal Reserve's index
       of regional manufacturing increased more than expected in
April and June, the Federal Reserve Bank of Richmond President Jeffrey Lacker stated that there are still inflationary concerns present in the U.S. economy, and news that the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Additional gains of approximately 3.6% were experienced in the global stock index sector primarily during April and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices increased on continued strong corporate earnings and increased merger and acquisition activity. In addition, Pacific Rim stock prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Lastly, gains of approximately 2.1% were recorded in the currency sector primarily during April and June from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the New Zealand dollar and British pound versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of New Zealand and the United Kingdom added to growing investor sentiment that the respective
       Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.3% experienced in the metals markets primarily during May from long positions in zinc futures as prices moved lower after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Elsewhere, losses were recorded from long positions in gold futures as prices fell amid technically based selling.

The Partnership recorded total trading results including interest income totaling $32,786,137 and expenses totaling $16,482,825, resulting in net income of $16,303,312 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $13.09 at December 31, 2006, to $13.68 at June 30, 2007.

The most significant trading gains of approximately 5.1% were recorded in the global interest rate sector primarily during January, May, and June from short positions in European fixed-income futures as prices declined during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December. During May, European interest rate futures
       prices fell after a report showed real Gross Domestic
Product in the Euro-Zone increased more than expected in the first quarter of 2007. Furthermore, European interest rate futures prices were pressured lower during June after news that Germany's seasonally adjusted unemployment rate reached its lowest level since 1995 and housing prices in the United Kingdom showed their biggest jump this year. Additional gains of approximately 4.2% were experienced in the global stock index sector primarily during January, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. Additionally, Pacific Rim stock markets rallied amid optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 1.3% recorded in the currency sector primarily during February, March, and May from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar reversed higher after robust economic reports prompted speculation that the Bank of Canada might raise interest rates. Elsewhere, long positions in the euro versus the U.S. dollar resulted in losses primarily during January as the value of the U.S. dollar strengthened against the euro after a government report showed that U.S. job growth was unexpectedly higher during December. Additional losses of approximately 1.2% were incurred in the energy markets primarily during February, March, and June
       from short futures positions in crude oil and its related products as prices reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Additionally, prices moved higher amid rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to tighten sanctions against Iran. Additionally, prices moved higher amid uncertainty regarding future production in Venezuela and rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to tighten sanctions against Iran. Lastly, losses of approximately 0.5% were recorded in the metals markets primarily during January, February, and May from both short and long positions in zinc and copper futures as prices moved in a trendless pattern due to conflicting data regarding supply and demand.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $(19,111,549) and expenses totaling $9,513,601, resulting in a net loss of $28,625,150 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $13.23 at March 31, 2006 to $12.39 at June 30, 2006.

The most significant trading losses of approximately 7.6% were recorded in the currency markets from long positions in the U.S. dollar during April and May as the value of the U.S. dollar
       declined against most of its major rivals, notably the
Swiss franc, Canadian dollar, Japanese yen, and New Zealand dollar, amid news of slower than expected U.S. Gross Domestic Product growth. Additional losses of approximately 1.8% were incurred in the global equity index markets from long positions in European and Pacific Rim stock index futures during April and May as prices declined due to inflation concerns and uncertainty regarding future interest rate policy. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 1.8% in the global interest rate futures markets from short positions in U.S. fixed-income futures throughout the quarter as prices trended lower amid fears of accelerating global inflation. Further weighing down U.S. fixed-income prices was the anticipation of the 17th consecutive interest rate hike on June 29 by the U.S. Federal Reserve. Within the metals sector, gains of approximately 1.3% were achieved from long copper and zinc futures positions as prices rallied sharply during the first half of May to record highs on strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, long positions in gold futures also gained as prices rallied to a 25-year high in April, benefiting from continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high oil prices, and strong global economic growth. Smaller gains of approximately 0.7% were recorded in the energy markets throughout the quarter from long futures positions in crude oil and heating oil as prices increased amid geopolitical tension in Iran. Also pushing prices higher were June reports from the U.S.
       Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico.

The Partnership recorded total trading results including interest income totaling $6,223,105 and expenses totaling $18,162,947, resulting in a net loss of $11,939,842 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $12.70 at December 31, 2005 to $12.39 at June 30, 2006.

The most significant trading losses of approximately 6.9% were recorded in the currency markets from long positions in the U.S. dollar during April as the value of the U.S. dollar declined against most of its major rivals, notably the Swiss franc, Canadian dollar, Japanese yen, and New Zealand dollar, amid slower than expected U.S. Gross Domestic Product growth. A portion of the Partnership?s losses were offset by gains of approximately 2.4% in the global interest rate futures markets from short positions in U.S. interest rate futures as prices declined amid strength in the global equity markets and general sentiment that the U.S. Federal Reserve would keep lifting interest rates in order to stave off inflation. Additional gains of approximately 2.1% were experienced in the metals markets from long futures positions in copper and zinc as prices advanced on a strong U.S. manufacturing survey from the Institute of Supply
       Management, news that China?s pace of industrial
production remained strong, and increasing demand from the U.S., China, and India. Further gains of approximately 1.0% were recorded in the energy markets from long futures positions in crude oil and heating oil as prices increased amid news of geopolitical tensions in Nigeria and Iran. Also pushing prices higher were June reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Smaller gains of approximately 0.9% were recorded in the global stock index futures markets primarily during the first quarter of 2006 from long positions in U.S., European, and Japanese stock index futures as global equity prices trended higher on strong corporate earnings and solid economic data.
Also supporting the move higher in European equity index futures prices was news that German business sentiment in February rose to its highest level since October 1991. In addition, Japanese equity prices benefited from news that commercial land prices in Japan?s major metropolitan areas staged their first meaningful price increase since the 1990s.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within
       the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio
       value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.
       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007 and 2006. At
June 30, 2007 and 2006, the Partnership?s total capitalization was approximately $387 million and $425 million, respectively.

Primary Market             June 30, 2007        June 30, 2006
Risk Category	  	       Value at Risk        Value at Risk

Interest Rate				(2.06)%			(0.76)%

Currency					(1.56) 	 	    	(0.86)

Equity					(0.84) 			(0.14)

Commodity		  			(0.31)   	      	(0.52)

Aggregate Value at Risk		(2.43)%  		    	(1.36)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.
       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

Primary Market Risk Category	High	Low	Average
Interest Rate	(2.06)%	(0.28)%	(1.11)%
Currency	(1.56)	(1.08)	(1.25)
Equity	(1.95)	(0.68)	(1.21)
Commodity	(0.73)	(0.12)	(0.42)
Aggregate Value at Risk	(3.04)%	(1.24)%	(2.26)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2007, the Partnership?s primary exposures were to the Nikkei 225 (Japan), DAX (Germany), S&P 500 (U.S.), CAC 40 (France), Euro Stoxx 50 (Europe), Hang Seng (China), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), Taiwan (Taiwan), and SPI 200 (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Australian, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At June 30, 2007, the Partnership had market
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

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros, Hong Kong dollars, Canadian dollars, Japanese yen, British pounds, Swiss francs, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2007.


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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 14, 2007      By:/s/ Lee Horwitz
  	    Lee Horwitz
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















? 6 ?


? 6 ?


MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)











1379: