Form 10-Q
period 2007-09-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2007-11-13
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	September 30, 2007


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2007
 		(Unaudited) and December 31, 2006...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)...............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited).....................5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006...........................6

		Notes to Financial Statements (Unaudited)................7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 15-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk..........................................29-42

Item 4.	Controls and Procedures.................................42

Item 4T.	Controls and Procedures.................................43


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................44

Item 6.	Exhibits................................................45



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	      December 31,
	          2007         	                2006
	$	    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	302,617,684	355,636,882
	Restricted cash	      8,661,939	    37,612,693

	    Total cash	   311,279,623	  393,249,575

	Net unrealized gain on open contracts (MS&Co.)	8,107,293	  23,915,253
	Net unrealized loss on open contracts (MSIP)	       (614,366)	       (205,700)

	     Total net unrealized gain on open contracts	      7,492,927  	    23,709,553

	Net option premiums	        159,935	       125,257

	     Total Trading Equity	318,932,485	417,084,385

Interest receivable (MS&Co.)	         1,022,547	      1,680,668

	     Total Assets	  319,955,032 	  418,765,053
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,612,435	8,950,399
Accrued brokerage fees (MS&Co.)	1,564,464	1,930,134
Accrued management fees	       690,972	       852,475

	     Total Liabilities	    8,867,871	   11,733,008

Partners? Capital

Limited Partners (26,635,665.445 and
	30,763,739.696 Units, respectively)	307,755,614	402,578,194
General Partner (288,339.055 and
	 340,349.055 Units, respectively)	      3,331,547	       4,453,851

	     Total Partners? Capital	   311,087,161	  407,032,045

	     Total Liabilities and Partners? Capital	   319,955,032	  418,765,053
NET ASSET VALUE PER UNIT	              11.55	            13.09

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                               For the Three Months	                          For the Nine Months
  	               Ended September 30,     	          Ended September 30,

                                 2007   	        2006    	       2007   	    2006
                                   $	               $                       $	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    3,884,205		   5,416,491	       	    13,076,506          14,661,871

EXPENSES
	Brokerage fees (MS&Co.)	5,206,003	6,290,154	16,639,177	18,888,730
	Management fees	          2,299,318	    2,778,150	     7,348,969	     8,342,521

		   Total Expenses 	    7,505,321	    9,068,304	   23,988,146	   27,231,251

NET INVESTMENT LOSS 	   (3,621,116)	   (3,651,813)	  (10,911,640)	  (12,569,380)

TRADING RESULTS
Trading profit (loss):
	Realized	(46,592,614)	(8,447,416)	(16,747,596)	(24,711,423)
	Net change in unrealized	     (9,965,444)	   (5,141,416) 	      (16,216,626)	      8,100,316

	           Total Trading Results	   (56,558,058)	  (13,588,832)            (32,964,222)	  (16,611,107)

NET LOSS	   (60,179,174)	  (17,240,645)		   (43,875,862)	  (29,180,487)

NET LOSS ALLOCATION

	Limited Partners	(59,527,606)	(17,057,488)  	(43,398,660)	(28,874,213)
	General Partner 	(651,568)	(183,157)	(477,202)	(306,274)


NET LOSS PER UNIT

	Limited Partners                                                 	 (2.13)	(0.51)                 	 	(1.54)	(0.82)
	General Partner                                                 	 (2.13)	(0.51)                     	 	(1.54)	(0.82)



			                                                                Units	     Units   	 	   Units       	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                    27,681,832.200    	33,806,412.546        28,929,483.050    33,194,723.850




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$
Partners? Capital,
   December 31, 2005	30,941,125.328	388,854,021	        4,210,292	393,064,313

Offering of Units	6,727,952.165	86,512,830	   360,000	86,872,830

Net Loss                             	                                    ?                   (28,874,213)		(306,274)	(29,180,487)

Redemptions	  (4,477,095.990)	        (56,374,397)	         ?      	  (56,374,397)

Partners? Capital,
September 30, 2006	  33,191,981.503	390,118,241	 4,264,018	       394,382,259





Partners? Capital,
   December 31, 2006	31,104,088.751	402,578,194	       4,453,851	       407,032,045

Net Loss                             	                                    ?                   (43,398,660)		(477,202)	(43,875,862)

Redemptions	  (4,180,084.251)	        (51,423,920)	   (645,102)	  (52,069,022)

Partners? Capital,
September 30, 2007	  26,924,004.500	307,755,614	  3,331,547	 311,087,161















The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Nine Months Ended September 30,

                     2007                         2006
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(43,875,862)	(29,180,487)
Noncash item included in net loss:
     Net change in unrealized	 16,216,626	(8,100,316)

(Increase) decrease in operating assets:
     Restricted cash	 28,950,754	14,760,276
     Net option premiums	(34,678)	58,271
     Interest receivable (MS&Co.)	 658,121	(562,975)

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (MS&Co.)	 (365,670)	82,633
     Accrued management fees	    (161,503)	                36,496

Net cash provided by (used for) operating activities	   1,387,788	   (22,906,102)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	    ?        	100,627,569
Cash paid for redemptions of Units	   (54,406,986)	   (55,837,804)

Net cash provided by (used for) financing activities	   (54,406,986)	    44,789,765

Net increase (decrease) in unrestricted cash	(53,019,198)	21,883,663

Unrestricted cash at beginning of period	                                             355,636,882	   360,451,084

Unrestricted cash at end of period	                                                      302,617,684	   382,334,747








	The accompanying notes are an integral part of these financial statements.




       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
    Net Assets
        Short
    Unrealized
   Gain/(Loss)

Percentage of
Net Assets
           Net
      Unrealized
      Gain/(Loss)

 $
%
  $
  %
  $

September 30, 2007, Partnership Net Assets:  $311,087,161



Commodity
   (206,773)
       (0.07)
   (357,839)
      (0.11)
    (564,612)
Equity
 2,524,714
        0.81
     (47,422)
      (0.01)
    2,477,292
Foreign currency
 7,732,279
        2.49
   (773,680)
      (0.25)
   6,958,599
Interest rate
   (269,263)
       (0.09)
     (19,562)
      (0.01)
     (288,825)






     Grand Total:
 9,780,957
        3.14
 (1,198,503)
      (0.38)
   8,582,454

     Unrealized Currency Loss





  (1,089,527)

     Total Net Unrealized Gain per Statement of Financial Condition



 7,492,927







December 31, 2006, Partnership Net Assets:  $407,032,045









Commodity
(3,998,724)
       (0.98)
   (154,300)
      (0.04)
(4,153,024)
Equity
 4,657,094
        1.14
        ?
          ?
4,657,094
Foreign currency
(2,899,408)
       (0.71)
16,812,492
       4.13
13,913,084
Interest rate
   (429,351)
       (0.11)
10,622,441
       2.61
10,193,090






     Grand Total:
(2,670,389)
       (0.66)
27,280,633
       6.70
24,610,244

     Unrealized Currency Loss





    (900,691)

     Total Net Unrealized Gain per Statement of Financial Condition



   23,709,553








The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Aspect L.P. Effective as of May 1, 2006, the Partnership no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Fund for Units of the Partnership.
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (?Campbell? or the ?Trading Advisor?) is the trading advisor to the Partnership.


2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on an amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership at each month end interest income on the Partnership?s funds in excess of such


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The
Partnership pays brokerage fees to MS&Co.

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

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	  Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $

Sep. 30, 2007	534,400	6,958,527	7,492,927	Jun. 2008	Dec. 2007
Dec. 31, 2006	9,796,471	13,913,082	23,709,553	Sep. 2007	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $311,814,023 and $403,046,046 at September 30, 2007, and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(52,673,853) and expenses totaling $7,505,321 resulting in a net loss of $60,179,174 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $13.68 at June 30, 2007, to $11.55 at September 30, 2007.

The most significant trading losses of approximately 5.2% were recorded in the currency sector, primarily during July and August, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming riskier assets funded by loans in Japan. Elsewhere in the currency markets, long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar moved higher against most of its major rivals in August after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. In addition, the value of the U.S. dollar was pressured higher against these currencies due to data indicating a narrowing U.S.
       trade deficit, as well as an increase in U.S. wholesale prices. Additional losses of approximately 4.8% were experienced within the global interest rate sector, primarily during July and August, from short positions in U.S. and European fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially stronger demand for the ?safe haven? of government bonds. Further losses were incurred during September from newly established long futures positions in European interest rates as prices reversed lower due to a decline in demand for the relative safety of government debt following a rebound in global equity markets and concerns of accelerating global inflation after the U.S. Federal Reserve's decision to cut benchmark interest rates. Within the global stock index sector, losses of approximately 4.4% were recorded during July and August from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near-future. Smaller losses of approximately 0.3% were incurred in the energy markets, primarily during July and September, from short positions in crude oil futures, and its related products as prices increased amid speculation that supplies of European North Sea oil could be dwindling, news that
       hurricane activity in the Gulf of Mexico threatened
production facilities, and fears that additional supplies from OPEC members would arrive too late for peak demand in the winter. Additional losses of approximately 0.3% were experienced in the metals sector during August and September from short and long positions in copper and zinc as prices moved without consistent direction amid conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $(19,887,716) and expenses totaling $23,988,146, resulting in a net loss of $43,875,862 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $13.09 at December 31, 2006, to $11.55 at September 30, 2007.

The most significant trading losses of approximately 6.5% were recorded in the currency markets primarily during the first and third quarters. During February and March, losses were incurred from short positions in the Australian dollar and the Canadian dollar versus the U.S. dollar as the value of these ?petrol currencies? increased relative to the U.S. dollar in tandem with rising commodity prices. Additionally, the value of the Canadian dollar moved higher after government reports showing job gains and rising exports prompted speculation that the Bank of Canada would refrain from cutting interest rates in 2007. Additional losses were experienced in July and August from long positions in the Australian dollar and euro versus the U.S. dollar as the value of
       the U.S. dollar moved higher against most of its major rivals after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Furthermore, the value of the U.S. dollar was pressured higher against these currencies due to data indicating a narrowing U.S. trade deficit, as well as an increase in U.S. wholesale prices. Within the energy markets, losses of approximately 1.4% were incurred primarily during January, June, and September, from both long and short futures positions in crude oil and its related products. During January, long positions in crude oil futures and its related products resulted in losses as prices declined on skepticism that OPEC would cut production as much as originally pledged, while newly established short futures positions in crude oil and its related products recorded losses during June and September as prices moved higher amid rising geopolitical tension with Venezuela and Iran, two of the world?s largest producers. Additional losses of approximately 0.8% were experienced within the metals sector, primarily during March and May, from long positions in copper and zinc futures as prices declined following news that China would raise export taxes for base metals and amid speculation that rising production and inventories would create a global surplus. In addition, prices of base metals moved lower in August amid speculation that losses in the global financial markets would reduce demand for raw materials. Smaller losses of approximately 0.4% were incurred within the global stock index sector, primarily during the third
       quarter, from long positions in U.S., European, and Pacific
Rim equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. A portion of the Partnership?s losses for the first nine months of the year was offset by gains of approximately 0.1% recorded within the global interest rate sector during January, May, and June from short positions in European, U.S., and Australian fixed-income futures as prices trended lower after strength in the equity markets and solid economic data out of the United States, the Euro-Zone, and Australia led investors to conclude that the European Central Bank, the U.S. Federal Reserve, and the Reserve Bank of Australia would continue raising interest rates in order to combat inflation.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(8,172,341) and expenses totaling $9,068,304, resulting in a net loss of $17,240,645 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $12.39 at June 30, 2006, to $11.88 at September 30, 2006.

       The most significant trading losses of approximately 5.5%
were recorded in the energy futures markets, primarily during August and September, from long futures positions in crude oil and its related products as prices reversed lower after remarks by U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Additionally, prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil might weaken as consumers might cut back on airline travel plans over safety concerns. Prices continued to move lower towards the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and as OPEC reduced its 2006 oil demand growth forecast. Additional losses of approximately 0.7% were incurred within the global interest rate sector during July from short positions in German and Canadian fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict in the Middle East. In addition, prices were boosted by U.S. Federal Reserve Chairman Ben Bernanke?s testimony before Congress, which eased fears of accelerating inflation and suggested that interest rate increases would possibly come to a pause at the August U.S. Federal Reserve meeting. German and Canadian fixed-income futures were also pressured higher on news that the European
       Central Bank and the Bank of Canada kept interest rates unchanged. Further losses were recorded in September from short positions in German fixed-income futures as prices reversed higher at the end of the month after economic reports showed German investor sentiment slid to a seven-year low, thereby diminishing speculation that the European Central Bank would raise interest rates in the near future. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.5% in the currency markets, primarily during August and September, from short positions in the Japanese yen and Swiss franc versus the U.S. dollar. During August, the value of the Japanese yen moved lower amid lower than expected inflation data, while the value of the Swiss franc fell on diminished expectations for an interest rate hike by the Swiss National Bank. During September, short positions in the Canadian dollar, as well as the Japanese yen, and Swiss franc, versus the U.S. dollar experienced gains as the U.S. dollar strengthened to six-week highs after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990, the U.S. consumer confidence index rebounded in September from a nine-month low in August, and core consumer price inflation increased at its fastest pace in 11-years. Additionally, the Japanese yen weakened after Japan reported a larger than expected drop in machinery orders and consumer confidence for the month of August, while the value of the Swiss franc fell after the Swiss National Bank cut its future inflation forecasts, thereby reducing the likelihood of future interest
       rate hikes. In the global stock index sector, gains of approximately 1.4% were recorded, primarily during September, from long positions in European equity index futures as prices increased amid falling oil prices. Additionally, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while German equity index futures rose after the European Central Bank decided to leave interest rates unchanged. Elsewhere in the global stock index sector, gains were experienced during July and August from long positions in Hong Kong equity index futures as prices increased on an optimistic economic outlook for the region after Gross Domestic Product in China surged to 10.9% in the first six months of this year.


The Partnership recorded total trading results including interest income totaling $(1,949,236) and expenses totaling $27,231,251, resulting in a net loss of $29,180,487 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $12.70 at December 31, 2005, to $11.88 at September 30, 2006.

The most significant trading losses of approximately 5.4% were recorded in the currency markets. During the first quarter, losses were recorded from short positions in the U.S. dollar against the British pound as the value of the U.S. dollar moved higher amid expectations that the U.S. Federal Reserve would
       continue lifting U.S. interest rates to combat inflation.
Long positions in the U.S. dollar during April recorded losses as the value of the U.S. dollar declined against many of its major rivals, notably the Swiss franc and Canadian dollar. This reversal lower in the value of the U.S. dollar was attributed to news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its cycle in interest rate increases. During May and June, long positions in the Australian dollar versus the U.S. dollar incurred losses as the U.S. dollar reversed higher against most of its rivals after hawkish comments from several U.S. Federal Reserve officials, including U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. The value of the U.S. dollar continued to move higher leading up to the 17th consecutive interest rate hike by the U.S. Federal Reserve on June 29th. In addition, the value of the U.S. dollar strengthened on news that positive steps were taken regarding the nuclear standoff between Iran and the U.S. Long positions in the euro versus the U.S. dollar recorded losses during July and September as the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged, while the U.S. dollar strengthened after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. Additional losses of approximately 4.5% were incurred in the
       energy futures markets, primarily during August and
September, from long futures positions in crude oil and its related products as prices reversed lower after remarks by U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Additionally, prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil might weaken as consumers might cut back on airline travel plans over safety concerns. Prices continued to move lower towards the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and as OPEC reduced its 2006 oil demand growth forecast. A portion of the Partnership?s losses for the first nine months of 2006 was offset by gains experienced in the stock index sector primarily during the first quarter of 2006 from long positions in U.S. and European stock index futures as global equity prices trended higher on strong corporate earnings and solid economic data.
Also supporting the move higher in European equity index futures prices was news that German business sentiment in February rose to its highest level since October 1991. During September, additional gains were recorded from long positions in European equity index futures as prices increased amid falling oil prices. Additionally, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while German equity index futures rose after the
       European Central Bank decided to leave interest rates unchanged. Within the metals sector, additional gains of approximately 2.2% were recorded, primarily during March, April, and May, from long futures positions in copper and zinc as prices advanced on a strong U.S. manufacturing survey from the Institute of Supply Management, news that China?s pace of industrial production remained strong, and increasing demand from the U.S., China, and India. Smaller gains of approximately 1.8% were experienced in the global interest rate sector from short positions in U.S. interest rate futures, primarily during the second quarter, as prices trended lower amid strength in the global equity markets and general sentiment that the U.S. Federal Reserve would keep lifting interest rates in order to stave off inflation.


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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets
       by primary market risk category at September 30, 2007, and
2006. At September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $311 million and $394 million, respectively.

Primary Market          September 30, 2007   September 30, 2006
Risk Category	  	       Value at Risk        Value at Risk

Currency					(0.62)%			(1.30)%

Interest Rate				(0.53) 	 	    	(0.28)

Equity					(0.38) 			(1.39)

Commodity		  			(0.10)   	      	(0.73)

Aggregate Value at Risk		(1.14)%  		    	(2.33)%



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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category	High	Low	Average
Currency	(1.56)%	(0.62)%	(1.08)%
Interest Rate	(2.06)	(0.34)	(1.17)
Equity	(1.95)	(0.38)	(0.96)
Commodity	(0.52)	(0.10)	(0.27)
Aggregate Value at Risk	(3.04)%	(1.14)%	(1.96)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at September 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions
       influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., European, Australian, and Canadian interest rate sectors.
Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at September 30, 2007, was to the global stock index sector.
Exposure was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2007, the Partnership?s primary exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), Nikkei 225 (Japan), S&P 500 (U.S.), NASDAQ 100 (U.S.), Hang Seng (China), SPI 200 (Australia), CAC 40 (France), FTSE 100 (United Kingdom), Taiwan (Taiwan), and IBEX 35 (Spain) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Japanese, U.S., Chinese, Australian, and Taiwanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Metals. At September 30, 2007, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and zinc and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At September 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

   Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in euros, Hong Kong dollars, British pounds, Japanese yen, Canadian dollars, Australian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q, the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10-Q for the quarters ended March 31, 2007, and June 30, 2007. There have been no other material changes from the risk factors previously referenced in these Items of the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10-Q for the quarters ended March 31, 2007, and June 30, 2007.

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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 13, 2007    By:/s/ Lee Horwitz
  	    Lee Horwitz
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.