Form 10-Q
period 2008-03-31
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2008-05-15
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

	       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2008
 		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2008 and 2007 (Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited).........................5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007...........................6

		Notes to Financial Statements (Unaudited)................7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 17-25

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................25-38

Item 4.	Controls and Procedures.................................38

Item 4T.	Controls and Procedures.................................39


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................40

Item 5.	Other Information....................................41-42

Item 6.	Exhibits.............................................42-43



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION

	March 31,	      December 31,
	          2008         	                2007
	$	    $
	(Unaudited)
ASSETS

Trading Equity:
	Unrestricted cash	237,952,680	261,151,086
	Restricted cash	    12,462,520	    24,139,711

	    Total cash	   250,415,200	    285,290,797

	Net unrealized loss on open contracts (MS&Co.)	(2,153,870)	     (4,690,428)
	Net unrealized gain (loss) on open contracts (MSIP)	       (139,133)	          42,048

	     Total net unrealized loss on open contracts	    (2,293,003)	     (4,648,380)

	Options purchased (proceeds paid $97,869 and
        $566,281, respectively)	       100,919	                       425,159

	     Total Trading Equity	248,223,116	281,067,576

Interest receivable (MS&Co.)	            348,140	          842,283

	     Total Assets	   248,571,256	   281,909,859
LIABILITIES AND PARTNERS? CAPITAL
Liabilities

Redemptions payable	10,402,153	10,555,801
Accrued brokerage fees (MS&Co.)	1,238,881	1,430,423
Accrued management fees	547,172	631,770
Options written (premiums received $64,983 and
   $317,779, respectively)	          41,294	                       185,984

	     Total Liabilities	    12,229,500	   12,803,978

Partners? Capital

Limited Partners (20,913,260.969 and
	23,905,166.681 Units, respectively)	233,695,386	266,111,229
General Partner (236,822.055 and
	 269,014.055 Units, respectively)	      2,646,370	     2,994,652

	     Total Partners? Capital	   236,341,756	   269,105,881
	     Total Liabilities and Partners? Capital	   248,571,256	   281,909,859

NET ASSET VALUE PER UNIT	              11.17	              11.13

	The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	    For the Quarters Ended March 31,


                                                                         		        2008    	       2007
                                                                               	                    $		     $
<s>		<c>		<c>.
INVESTMENT INCOME
	Interest income (MS&Co.)		    1,518,437			    4,769,991

EXPENSES
	Brokerage fees (MS&Co.)		3,871,091	5,967,175
	Management fees	      	     1,709,732	      2,635,502

		Total Expenses		    5,580,823	   8,602,677

NET INVESTMENT LOSS	                                                       (4,062,386)	     (3,832,686)

TRADING RESULTS
Trading profit (loss):
	Realized		2,644,207		 (3,505,042)
	Net change in unrealized	   2,397,862		   (19,989,239)

   	       Total Trading Results		   5,042,069	   (23,494,281)


NET INCOME (LOSS) 	                             979,683	     (27,326,967)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                      		969,799	(27,024,862)
	General Partner                                      		9,884	     (302,105)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		    0.04	 (0.92)
	General Partner                                                   		            0.04	 (0.92)

	                                                                            Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	   22,661,604.202	              30,257,479.726




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2008 and 2007
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$
Partners? Capital,
   December 31, 2006	31,104,088.751	402,578,194	4,453,851	407,032,045

Net Loss                                                                ?                    (27,024,862)	(302,105)	(27,326,967)

Redemptions	 (1,621,819.560)	 (20,524,048)	  (238,329)	   (20,762,377)

Partners? Capital,
March 31, 2007	 29,482,269.191	  355,029,284	 3,913,417	 358,942,701





Partners? Capital,
   December 31, 2007	24,174,180.736	266,111,229	2,994,652	269,105,881

Net Income                                                            ?                          969,799		9,884	979,683

Redemptions	 (3,024,097.712)	 (33,385,642)	  (358,166)	   (33,743,808)

Partners? Capital,
March 31, 2008	 21,150,083.024	  233,695,386	 2,646,370	 236,341,756












The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Quarters Ended March 31,

                                                2008                         2007
	              $	         $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	979,683	(27,326,967)
Noncash item included in net income (loss):
     Net change in unrealized	(2,397,862)	 19,989,239

(Increase) decrease in operating assets:
     Restricted cash	 11,677,191	25,662,906
     Net option proceeds	222,035	(33,632)
     Interest receivable (MS&Co.)	494,143	 87,697

Decrease in operating liabilities:
     Accrued brokerage fees (MS&Co.)	(191,542)	 (38,913)
     Accrued management fees	         (84,598)	               (17,186)

Net cash provided by operating activities	    10,699,050	  18,323,144


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (33,897,456)	   (23,148,552)

Net cash used for financing activities	   (33,897,456)	   (23,148,552)

Net decrease in unrestricted cash	(23,198,406)	(4,825,408)

Unrestricted cash at beginning of period	                                            261,151,086	    354,629,882

Unrestricted cash at end of period	                                                 237,952,680  	     349,804,474







	The accompanying notes are an integral part of these financial statements.




       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
    Net Assets
        Short
    Unrealized
   Gain/(Loss)

Percentage of
Net Assets
           Net
      Unrealized
      Gain/(Loss)

 $
%
  $
  %
  $

March 31, 2008, Partnership Net Assets:  $236,341,756



Commodity
   (445,330)
       (0.19)
    (153,494)
      (0.07)
   (598,824)
Equity
      91,198
        0.04
 (1,599,102)
      (0.68)
 (1,507,904)
Foreign currency
 2,057,717
        0.87
    (571,867)
      (0.24)
 1,485,850
Interest rate
   (767,772)
       (0.32)
     157,223
       0.07
    (610,549)






     Grand Total:
    935,813
        0.40
  (2,167,240)
      (0.92)
  (1,231,427)

     Unrealized Currency Loss





  (1,028,418)

     Total Net Unrealized Loss



   (2,259,845)







December 31, 2007, Partnership Net Assets:  $269,105,881









Commodity
    935,918
        0.35
    (478,491)
       (0.18)
    457,427
Equity
    815,999
        0.30
       12,433
        0.01
    828,432
Foreign currency
(6,222,055)
       (2.31)
     904,438
        0.34
 (5,317,617)
Interest rate
    687,429
        0.25
   (260,170)
       (0.10)
    427,259






     Grand Total:
(3,782,709)
       (1.41)
    178,210
        0.07
  (3,604,499)

     Unrealized Currency Loss





 (1,053,208)

     Total Net Unrealized Loss



  (4,657,707)









The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests"). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Aspect L.P. (collectively, the ?Charter Series?). Effective as of May 1, 2006, the Partnership no longer accepts any subscriptions and exchanges of units of limited partnership interest ("Unit(s)") from any other Charter Series for Units of the Partnership.
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial
Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP"). MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (the "Trading Advisor") is the trading advisor to the Partnership.


2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on an amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership at each month end interest income on the Partnership?s funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co.



       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.



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


The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


	     Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $

Mar. 31, 2008	(3,745,687)	1,485,842	(2,259,845)	Dec. 2008	Jun. 2008
Dec. 31, 2007	660,093	(5,317,800)	(4,657,707)	Sep. 2008	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets,

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $246,669,513 and $285,950,890 at March 31, 2008, and December 31, 2007,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.



5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS? 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of March 31, 2008:



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain(loss) on open contracts
$      (3,745,687)
 $     1,426,217
 n/a

 $   (2,319,470)
Options purchased
            ?
        100,919
 n/a

         100,919
    Total Assets
$      (3,745,687)
  $    1,527,136
 n/a

    $   (2,218,551)






Liabilities





Options written
         ?
$         41,294
 n/a

    $         41,294






Net unrealized gain(loss) on open





  Contracts
$      (3,745,687)
$    1,485,842
 n/a

$   (2,259,845)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $6,560,506 and expenses totaling $5,580,823, resulting in net income of $979,683 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $11.13 at December 31, 2007, to $11.17 at March 31, 2008.

The most significant trading gains of approximately 2.9% were recorded within the global stock index sector throughout the quarter from short positions in Pacific Rim and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market may restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains of approximately 0.2% were experienced within the currency sector, primarily during February and March, from long positions in the euro, Australian dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to the aforementioned disappointing economic data in the U.S. and fears of a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. A portion of the Partnership?s gains for the quarter was offset by losses of
       approximately 1.1% within the global interest rate sector throughout the quarter from short positions in European, Japanese, and Australian fixed-income futures as prices rose in January amid a sharp decline in the global equity markets and subsequent ?flight-to-quality? into government bonds. Further losses were incurred during March from newly established long positions in European fixed-income futures as prices reversed lower following the U.S. Federal Reserve?s aggressive actions to boost liquidity within the U.S. financial system, which renewed investor optimism about the future direction of the global equity markets. Smaller losses of approximately 0.1% were recorded within the energy sector, primarily during March, from long futures positions in crude oil and gasoline as prices moved lower amid concerns that an economic slowdown in the U.S. may reduce energy consumption.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(18,724,290) and expenses totaling $8,602,677, resulting in a net loss of $27,326,967 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $13.09 at December 31, 2006, to $12.17 at March 31, 2007.

The most significant trading losses of approximately 3.4% in the currency sector were from long positions in euro versus the U.S.
       dollar as the value of the U.S. dollar strengthened
against these currencies during January after a government report showed stronger-than-expected U.S. job growth, cooling speculation that the U.S. Federal Reserve would cut interest rates in the near- term. Additionally, the value of the U.S. dollar continued to move higher against most of its major rivals after a report showed the U.S. index of leading economic indicators rose in December and news that the U.S. trade gap contracted for a third consecutive month in November, reaching its narrowest point since July 2005. Additional losses were experienced in February and March from short positions in the Japanese yen versus the U.S. dollar as the value of the yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances", encouraging traders to unwind short positions in the Japanese yen against most of its major rivals. As a result, the yen saw its biggest daily gain against the U.S. dollar since December 2005. Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation pushed the value of the yen higher. Further losses in the currency market were incurred during February and March from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar increased in tandem with rising energy prices. Within the global
       interest rate sector, losses of approximately 2.1% were recorded from short positions in the U.S. and European interest rate futures as prices reversed sharply higher primarily during late February and early March from a worldwide ?flight-to-quality? after a sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Losses of approximately 1.0% were experienced in the energy sector primarily during January from long positions in crude oil and its related products as prices moved lower on skepticism that OPEC might cut production as much as originally pledged. Prices were pressured lower after U.S. government data showed a larger-than- expected increase in domestic inventories and a report which showed a decrease in U.S. fuel consumption. Losses of approximately 0.2% were recorded in the metals sector from short positions in copper and zinc futures as prices moved higher on continued speculation that low stockpiles and supply disruptions would create a supply shortage. Further losses were recorded in March from short positions in copper futures as prices rose after the release of stronger-than-expected Chinese industrial data increased speculation that demand would remain consistent in the near-term. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.6% in the global stock index futures markets,
       primarily during January from long positions in German equity index futures as stock prices climbed higher after news that German business confidence rose to a record high. Lastly, short positions in U.S. stock index futures resulted in gains during February as prices fell suddenly and sharply due to the aforementioned factors that affected the currency and global interest rate markets.


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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of
       exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s
       market risk is limited by the uncertainty of its
speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008 and 2007. At March 31, 2008 and 2007, the Partnership?s total capitalization was approximately $236 million and $359 million, respectively.

Primary Market            March 31, 2008       March 31, 2007
Risk Category	  	       Value at Risk        Value at Risk

Currency					(0.82)%			 (1.08)%

Equity					(0.52) 			 (0.68)

Interest Rate				(0.47) 	 	    	 (0.34)

Commodity		  			(0.15)   	      	 (0.12)

Aggregate Value at Risk		(0.88)%  		    	 (1.24)%



The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category	High	Low	Average
Currency	(1.86)%	(0.62)%	(1.21)%
Equity	(0.84)	(0.38)	(0.54)
Interest Rate	(2.06)	(0.23)	(0.82)
Commodity	(0.31)	(0.10)	(0.21)
Aggregate Value at Risk	(2.43)%	(0.88)%	(1.58)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
       The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 98% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the
strategies used and to be used by Demeter and the Trading
Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2008, the Partnership?s major exposures were to euro and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist
       of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.


Equity. The second largest market exposure of the Partnership at March 31, 2008, was to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2008, the Partnership?s primary exposures were to the Nikkei 225 (Japan), FTSE 100 (United Kingdom), IBEX 35 (Spain), DAX (Germany), NASDAQ 100 (U.S.), Hang Seng (Hong Kong), Euro Stox 50 (Europe), S&P 500 (U.S.), SPI 200 (Australia), and Taiwan (Taiwan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the Japanese, European, U.S., Hong Kong, Australian, and Taiwanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2008, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy.   At March 31, 2008, the Partnership had market
exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has
       exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.


Metals.	At March 31, 2008, the Partnership had market
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

   Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008, were in euros, Australian dollars, British pounds, Japanese yen, Hong Kong dollars, Swiss francs, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES
		As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.



		       Changes in Internal Control over Financial Reporting
     There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q, the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, There have been no other material changes from the risk factors previously referenced in these Items of the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s
       Global Wealth Management business since August 2007.  Mr.
Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 15, 2008         By:/s/ Christian Angstadt
  	    Christian Angstadt
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















? 6 ?


? 6 ?

- 5 -
MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



- 43 -



? 84 ?

- 37 -