Form 10-Q
period 2008-06-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2008-08-13
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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







(Former name, former address and former fiscal year, if changed since last report)

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2008


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
 		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)....................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2008 and 2007 (Unaudited).........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)..........................5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007...........................6

		Notes to Financial Statements (Unaudited)................7-17

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 18-29

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................30-42

Item 4.	Controls and Procedures..............................42-43

Item 4T.	Controls and Procedures.................................43


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................44

Item 5. Other Information.......................................45

Item 6.	Exhibits................................................45



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	      December 31,
	          2008         	                2007
	$	    $
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	207,023,693	261,151,086
	Restricted cash	     9,375,941	    24,139,711

	    Total cash	  216,399,634	    285,290,797

	Net unrealized gain (loss) on open contracts (MS&Co.)	7,092,059	     (4,690,428)
	Net unrealized gain (loss) on open contracts (MSIP)	        (228,355)	          42,048

	     Total net unrealized gain (loss) on open contracts	       6,863,704	     (4,648,380)

	Options purchased (proceeds paid $71,084 and
        $566,281, respectively)	            81,024	                       425,159

	     Total Trading Equity	223,344,362	281,067,576

Interest receivable (MS&Co.)	               344,351	          842,283

	     Total Assets	     223,688,713	   281,909,859
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	8,195,961	10,555,801
Accrued brokerage fees (MS&Co.)	1,052,669	1,430,423
Accrued management fees	464,929	631,770
Options written (premiums received $42,286 and
   $317,779, respectively)	            39,509	                       185,984

	     Total Liabilities	        9,753,068	   12,803,978

Partners? Capital

Limited Partners (18,091,144.726 and
	23,905,166.681 Units, respectively)	211,556,526	266,111,229
General Partner (203,449.055 and
	 269,014.055 Units, respectively)	       2,379,119	     2,994,652

	     Total Partners? Capital	    213,935,645	   269,105,881

	     Total Liabilities and Partners? Capital	   223,688,713	   281,909,859

NET ASSET VALUE PER UNIT	               11.69	              11.13

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


              For the Three Months                            For the Six Months
  	      Ended June 30,      	                        Ended June 30,


                          2008   	        2007    	       2008   	    2007
                                                                                    $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    916,106		   4,422,310		   2,434,543		  9,192,301


EXPENSES
	Brokerage fees (MS&Co.)	3,342,613	5,465,999	7,213,704	11,433,174
	Management fees	     1,476,320	   2,414,149      	     3,186,052	   5,049,651

		   Total Expenses 	    4,818,933	   7,880,148	   10,399,756	   16,482,825

NET INVESTMENT LOSS 	    (3,902,827)	   (3,457,838)	   (7,965,213)	    (7,290,524)

TRADING RESULTS
Trading profit (loss):
	Realized	4,261,008	33,356,258	6,911,634	29,845,171
	Net change in unrealized	    9,142,685 	  13,731,859	    11,534,128	       (6,251,335)

	           Total Trading Results	   13,403,693	   47,088,117	   18,445,762	   23,593,836

NET INCOME 	    9,500,866	   43,630,279		   10,480,549	   16,303,312

NET INCOME ALLOCATION

	Limited Partners	9,402,244	43,153,808	10,372,015  	16,128,946
	General Partner 	98,622	476,471	108,534	174,366


NET INCOME ALLOCATION PER UNIT

	Limited Partners                                               	0.52 	1.51	 0.56                 	   0.59
	General Partner                                                 	0.52	 1.51	 0.56  	 	0.59


                  Unis                      Units   	                    Units               	    Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                  19,707,710.141	      28,823,524.783		21,189,596.335	29,548,821.263




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2008 and 2007
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$
Partners? Capital,
   December 31, 2006	31,104,088.751	402,578,194	4,453,851	407,032,045

Net Income                                                            ?                     16,128,946		174,366	16,303,312

Redemptions	  (2,829,841.611)	  (35,969,315)	  (443,277)	  (36,412,592)

Partners? Capital,
June 30, 2007	 28,274,247.140	  382,737,825	   4,184,940	    386,922,765




Partners? Capital,
   December 31, 2007	24,174,180.736	266,111,229	2,994,652	269,105,881

Net Income                                                            ?                     10,372,015		108,534	10,480,549

Redemptions	  (5,879,586.955)	  (64,926,718)	  (724,067)	  (65,650,785)

Partners? Capital,
June 30, 2008	 18,294,593.781	  211,556,526	  2,379,119	   213,935,645











The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Six Months Ended June 30,

              2008                           2007
	              $	           $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	10,480,549	16,303,312
Noncash item included in net income:
     Net change in unrealized	(11,534,128)	6,251,335

(Increase) decrease in operating assets:
     Restricted cash	14,763,770 	8,836,090
     Proceeds paid for options purchased	495,197                   (293,623)
     Interest receivable (MS&Co.)	497,932	238,025

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (MS&Co.)	(377,754)	 (56,979)
     Accrued management fees	(166,841)	               (25,165)
     Premiums received for options written	        (275,493)	              164,885

Net cash provided by operating activities	    13,883,232	  31,417,880


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (68,010,625)	  (41,387,373)

Net cash used for financing activities	    (68,010,625)	   (41,387,373)

Net decrease in unrestricted cash	   (54,127,393)	(9,969,493)

Unrestricted cash at beginning of period	                                            261,151,086	    355,636,882

Unrestricted cash at end of period	                                                    207,023,693	     345,667,389











	The accompanying notes are an integral part of these financial statements.




       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007


  Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
    Net Assets
        Short
    Unrealized
   Gain/(Loss)

Percentage of
Net Assets
           Net
      Unrealized
      Gain/(Loss)

 $
%
  $
  %
  $

June 30, 2008, Partnership Net Assets:  $213,935,645



   Commodity
    775,840
        0.36
    (261,136)
       (0.12)
    514,704
   Equity
   (276,202)
       (0.13)
  6,362,926
        2.97
   6,086,724
   Foreign currency
    753,106
        0.35
     385,188
        0.18
 1,138,294
   Interest rate
    671,483
        0.32
     845,420
        0.40
  1,516,903






     Grand Total:
1,924,227
        0.90
   7,332,398
        3.43
  9,256,625

     Unrealized Currency Loss





   (2,392,921)

     Total Net Unrealized Gain


   6,863,704


  Fair Value
             $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
              ?
          ?



Options purchased on Forward Contracts
        81,024
        0.04



Options written on Futures Contracts
              ?
           ?



Options written on Forward Contracts
       (39,509)
       (0.02)





December 31, 2007, Partnership Net Assets:  $269,105,881









Commodity
    935,918
        0.35
    (478,491)
       (0.18)
    457,427
Equity
    815,999
        0.30
       12,433
        0.01
    828,432
Foreign currency
(6,080,933)
       (2.26)
     772,643
        0.29
 (5,308,290)
Interest rate
    687,429
        0.26
   (260,170)
       (0.10)
    427,259






     Grand Total:
(3,641,587)
       (1.35)
      46,415
        0.02
  (3,595,172)

     Unrealized Currency Loss





 (1,053,208)

     Total Net Unrealized Loss


 Fair Value
$
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
?
?



Options purchased on Forward Contracts
425,159
0.16



Options written on Futures Contracts
?
           ?



Options written on Forward Contracts
(185,984)
(0.07)






    (4,648,380)

The accompanying notes are an integral part
 of these financial statements.  </table>
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests"). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Aspect L.P. (collectively, the "Charter Series"). Effective as of May 1, 2006, the Partnership no longer accepts any subscriptions and exchanges of units of limited partnership interest ("Unit(s)") from any other Charter Series for Units of the Partnership.
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

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








       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	     Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $
Jun. 30, 2008	5,725,486	1,138,218	6,863,704	Mar. 2009	Sep. 2008
Dec. 31, 2007	660,093	(5,308,473)	(4,648,380)	Sep. 2008	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward,

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $222,125,120 and $285,950,890 at June 30, 2008, and December 31, 2007,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.



5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level


       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).



Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS
157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June 30, 2008: <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
   Unobservable
    Inputs
  (Level 3)




          Total

Unrealized gain on open contracts
                 $  5,725,486
                $  1,138,218
 n/a

                       $   6,863,704
Options purchased
            ?
  $       81,024
 n/a

$        81,024






Liabilities





Options written
          ?
             $      39,509

 n/a

                    $        39,509







In March 2008, the FASB issued SFAS No. 161, Disclosures about
Derivative Instruments and Hedging Activities ("SFAS 161").  SFAS
161 is intended to improve financial reporting about derivative


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

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




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Reclassifications
Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007 were reclassified to conform to 2008 presentation. Certain prior year amounts on the Statements of Operations were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).
















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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 17 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $14,319,799 and expenses totaling $4,818,933, resulting in net income of $9,500,866 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $11.17 at March 31, 2008, to $11.69 at June 30, 2008.

The most significant trading gains of approximately 3.1% were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. In addition, futures prices of crude oil and its related products were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Within the currency sector, gains of approximately 2.3% were recorded during April and May from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen decreased relative to the U.S. dollar after a rally in the global equity markets prompted investors to resume carry trade positions. Additional gains were experienced
       throughout the quarter from long positions in the
Australian dollar and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on concerns of a slowing U.S. economy. Smaller gains of approximately 2.2% were recorded in the global stock index sector, primarily during June, from short positions in European and U.S. equity index futures as prices moved sharply lower throughout the month on concerns that surging commodity prices and additional subprime-related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.3% within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve and Bank of Japan might not reduce borrowing costs as much as previously expected in 2008 due to accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $20,880,305 and expenses totaling $10,399,756, resulting in net income of $10,480,549 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $11.13 at December 31, 2007, to $11.69 at June 30, 2008.

The most significant trading gains of approximately 5.1% were recorded within the global stock index sector, primarily during January, February, March, and June, from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market could restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains of approximately 2.9% were experienced within the energy markets, primarily during the second quarter, from long futures positions in crude oil and its related products as prices increased due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Furthermore, futures prices of crude oil and its related products were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Smaller gains of approximately 2.6% were recorded within the currency sector throughout the majority of the first and second quarters from long positions in the euro, Australian dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies
       amid the aforementioned weak economic data out of the
U.S., which fueled persistent concerns of a possible economic recession in the U.S. A portion of the Partnership?s gains for the first six months of the year was offset by losses of approximately 2.3% within the global interest rate sector during March from long positions in European fixed-income futures as prices reversed lower following the U.S. Federal Reserve?s aggressive actions to boost liquidity within the U.S. financial system, which temporarily renewed investor optimism about the future direction of the global equity markets. During April, long positions in U.S. and Japanese fixed-income futures resulted in further losses as prices declined amid speculation that the U.S. Federal Reserve and Bank of Japan might not reduce borrowing costs as much as previously expected this year due to accelerating global inflation.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $51,510,427 and expenses totaling $7,880,148, resulting in net income of $43,630,279 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $12.17 at March 31, 2007, to $13.68 at June 30, 2007.

The most significant trading gains of approximately 7.4% were recorded in the global interest rate sector primarily during May
       and June from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record in April and U.K. consumer confidence index showed an unexpected increase in April. During May, European interest rate futures prices continued to fall after a report showed real Gross Domestic Product in the Euro-Zone increased more-than-expected in the first quarter of 2007. Additionally, European interest rate futures prices were pressured lower during June after news that Germany's seasonally adjusted unemployment rate reached its lowest level since 1995 and housing prices in the United Kingdom showed their biggest jump of 2007. Smaller gains were recorded from short positions in U.S. fixed-income futures as prices moved lower during May after the Philadelphia Federal Reserve's index of regional manufacturing increased more-than-expected in April and June, the Federal Reserve Bank of Richmond President Jeffrey Lacker stated that there were still inflationary concerns present in the U.S. economy, and news that the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Additional gains of approximately 3.6% were experienced in the global stock index sector primarily during April and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices increased on continued strong corporate earnings and increased merger and acquisition activity. In addition, Pacific Rim stock prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from
       Asia.  Lastly, gains of approximately 2.1% were recorded in the currency sector primarily during April and June from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the New Zealand dollar and British pound versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of New Zealand and the United Kingdom added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.3% experienced in the metals markets primarily during May from long positions in zinc futures as prices moved lower after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Elsewhere, losses were recorded from long positions in gold futures as prices fell amid technically based selling.

       The Partnership recorded total trading results including interest income totaling $32,786,137 and expenses totaling $16,482,825, resulting in net income of $16,303,312 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $13.09 at December 31, 2006, to $13.68 at June 30, 2007.

The most significant trading gains of approximately 5.1% were recorded in the global interest rate sector primarily during January, May, and June from short positions in European fixed-income futures as prices declined during January after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December. During May, European interest rate futures prices fell after a report showed real Gross Domestic Product in the Euro-Zone increased more than expected in the first quarter of 2007. Furthermore, European interest rate futures prices were pressured lower during June after news that Germany's seasonally adjusted unemployment rate reached its lowest level since 1995 and housing prices in the United Kingdom showed their biggest jump of 2007. Additional gains of approximately 4.2% were experienced in the global stock index sector primarily during January, April, and May from long positions in European, Pacific Rim, and U.S. equity index futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. Additionally, Pacific Rim stock markets rallied amid optimism that strong economic growth in the Euro-Zone and the U.S. would result
       in higher exports from Asia.  A portion of the
Partnership?s gains in the first six months of the year was offset by losses of approximately 1.3% recorded in the currency sector primarily during February, March, and May from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar reversed higher after robust economic reports prompted speculation that the Bank of Canada might raise interest rates. Elsewhere, long positions in the euro versus the U.S. dollar resulted in losses primarily during January as the value of the U.S. dollar strengthened against the euro after a government report showed that U.S. job growth was unexpectedly higher during December. Additional losses of approximately 1.2% were incurred in the energy markets primarily during February, March, and June from short futures positions in crude oil and its related products as prices reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Additionally, prices moved higher amid uncertainty regarding future production in Venezuela and rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to tighten sanctions against Iran. Lastly, losses of approximately 0.5% were recorded in the metals markets primarily during January, February, and May from both short and long positions in zinc and copper futures as prices moved in a trendless pattern due to conflicting data regarding supply and demand.


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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007. At June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $214 million and $387 million, respectively.

Primary Market             June 30, 2008        June 30, 2007
Risk Category	  	       Value at Risk        Value at Risk

Equity					(1.06)% 			 (0.84)%

Currency					(0.93)			 (1.56)

Interest Rate				(0.35) 	 	    	 (2.06)

Commodity		  			(0.33)   	      	 (0.31)

Aggregate Value at Risk		(0.98)% 		    	 (2.43)%



The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the
       Partnership?s open positions across all the market
categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category	High	Low	Average
Equity	(1.06)%	(0.38)%	(0.59)%
Currency	(1.86)	(0.62)	(1.06)
Interest Rate	(0.53)	(0.23)	(0.39)
Commodity	(0.33)	(0.10)	(0.22)
Aggregate Value at Risk	(1.89)%	(0.88)%	(1.22)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks,
       reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio
assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an
       aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at June 30, 2008, was to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2008, the Partnership?s primary exposures were to the FTSE 100 (United Kingdom), Nikkei 225 (Japan), Euro Stox 50 (Europe), SPI 200 (Australia), IBEX 35 (Spain), Hang Seng (Hong Kong), NASDAQ 100 (U.S.), S&P 500 (U.S.), DAX (Germany), CAC 40 (France), and Taiwan (Taiwan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at June 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2008, the Partnership?s
       major exposures were to euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.
Interest Rate. At June 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
       Energy. The third largest market exposure of the
Partnership at June 30, 2008, was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At June 30, 2008, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and zinc, as well as precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

       Foreign Currency Balances. The Partnership?s primary
foreign currency balances at June 30, 2008, were in euros, Australian dollars, Hong Kong dollars, British pounds, Canadian dollars, Japanese yen, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? on this Form 10-Q. There have been no other material changes from the risk factors previously referenced in these Items of the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2008.

Item 5.  OTHER INFORMATION
Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 13, 2008      By:/s/	Christian Angstadt
  	    Christian Angstadt
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.