Form 10-Q
period 2008-09-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2008-11-13
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
 		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)...............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited).....................5

		Condensed Schedules of Investments as of
		September 30, 2008 (Unaudited) and December 31, 2007	........6

		Notes to Financial Statements (Unaudited)................7-17

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 18-31

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................31-44

Item 4.	Controls and Procedures.................................44

Item 4T.	Controls and Procedures.................................44


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................45

Item 6.		Exhibits................................................46



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	      December 31,
	          2008         	                2007
	$	    $
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	185,761,793	261,151,086
	Restricted cash	    14,383,811	    24,139,711

	    Total cash	   200,145,604	    285,290,797

	Net unrealized loss on open contracts (MS&Co.)	(7,606,722)	     (4,690,428)
	Net unrealized gain on open contracts (MSIP)	          175,613	          42,048

	     Total net unrealized loss on open contracts	      (7,431,109)	     (4,648,380)

	Options purchased (proceeds paid $41,714 and
        $566,281, respectively)	            49,504	                       425,159

	     Total Trading Equity	192,763,999	281,067,576

Interest receivable (MS&Co.)	              161,813	          842,283

	     Total Assets	    192,925,812	   281,909,859
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	5,369,942	10,555,801
Accrued brokerage fees (MS&Co.)	975,704	1,430,423
Accrued management fees	430,936	631,770
Options written (premiums received $26,315 and
   $317,779, respectively)	             49,373	                       185,984

	     Total Liabilities	        6,825,955	   12,803,978

Partners? Capital

Limited Partners (16,531,415.309 and
	23,905,166.681 Units, respectively)	184,107,313	266,111,229
General Partner (178,915.055  and
	 269,014.055 Units, respectively)	        1,992,544	     2,994,652

	     Total Partners? Capital	     186,099,857	   269,105,881

	     Total Liabilities and Partners? Capital	     192,925,812	   281,909,859

NET ASSET VALUE PER UNIT	                 11.14	              11.13

	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                For the Three Months                               For the Nine Months
  	      Ended September 30,      	                       Ended September 30,

                          2008   	        2007    	       2008   	    2007
                                $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    795,180		   3,884,205		   3,229,723		   13,076,506


EXPENSES
	Brokerage fees (MS&Co.)	3,060,407	5,206,003	10,274,111	16,639,177
	Management fees	    1,351,680	   2,299,318      	     4,537,732	     7,348,969

		   Total Expenses 	    4,412,087	   7,505,321	    14,811,843	   23,988,146

NET INVESTMENT LOSS 	    (3,616,907)	   (3,621,116)	   (11,582,120)	  (10,911,640)

TRADING RESULTS
Trading profit (loss):
	Realized	8,099,386	(46,593,835)	15,011,020	(16,748,664)
	Net change in unrealized	   (14,322,798) 	    (9,964,223)	     (2,788,670)	      (16,215,558)

	           Total Trading Results	     (6,223,412)	  (56,558,058)	   12,222,350	  (32,964,222)

NET INCOME (LOSS)	     (9,840,319)	  (60,179,174)		        640,230	  (43,875,862)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(9,732,603)	(59,527,606)	639,412  	(43,398,660)
	General Partner 	(107,716)	(651,568)	818	(477,202)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                               	(0.55) 	(2.13)   	  0.01           	  (1.54)
	General Partner                                                 	(0.55)	(2.13)	  0.01    	(1.54)


                          Units                      Units   	                    Units               	    Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                 17,453,401.888       27,681,832.200	19,984,618.812	     28,929,483.050




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2006	31,104,088.751	402,578,194	       4,453,851	       407,032,045

Net Loss                             	                                    ?                   (43,398,660)		(477,202)	(43,875,862)

Redemptions	  (4,180,084.251)	        (51,423,920)	   (645,102)	  (52,069,022)

Partners? Capital,
September 30, 2007	  26,924,004.500	307,755,614	  3,331,547	 311,087,161





Partners? Capital,
   December 31, 2007	24,174,180.736	266,111,229	2,994,652	269,105,881

Net Income                         	                                    ?                         639,412		818	640,230

Redemptions	  (7,463,850.372)	        (82,643,328)	  (1,002,926)	  (83,646,254)

Partners? Capital,
September 30, 2008	  16,710,330.364	  184,107,313	    1,992,544	 186,099,857











The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Nine Months Ended September 30,

           2008                           2007
	              $	           $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	640,230	(43,875,862)
Noncash item included in net income (loss):
     Net change in unrealized	2,788,670	16,215,558

(Increase) decrease in operating assets:
     Restricted cash	 9,755,900	28,950,754
     Proceeds paid for options purchased	524,567	(71,302)
     Interest receivable (MS&Co.)	680,470	658,121

Increase (decrease) in operating liabilities:
     Accrued brokerage fees (MS&Co.)	(454,719)	  (365,670)
     Accrued management fees	(200,834)	  (161,503)
     Premium received for options written	                             (291,464)	     	  37,692

Net cash provided by operating activities	   13,442,820	    1,387,788


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (88,832,113)	  (54,406,986)

Net cash used for financing activities	    (88,832,113)	   (54,406,986)

Net decrease in unrestricted cash	   (75,389,293)	(53,019,198)

Unrestricted cash at beginning of period	                                            261,151,086	    355,636,882

Unrestricted cash at end of period	                                                185,761,793  	     302,617,684









	The accompanying notes are an integral part of these financial statements.




       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007


  Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
    Net Assets
        Short
    Unrealized
   Gain/(Loss)

 Percentage of
  Net Assets
            Net
       Unrealized
       Gain/(Loss)

 $
%
  $
        %
   $

September 30, 2008, Partnership Net Assets:  $186,099,857



   Commodity
  (258,995)
       (0.14)
    292,596
     0.16
33,601
   Equity
  (458,747)
       (0.25)
 1,559,718
     0.84
    1,100,971
   Foreign currency
    (913,950)
       (0.49)
(3,588,851)
    (1.93)
 (4,502,801)
   Interest rate
     17,412
        0.01
(1,636,038)
    (0.88)
   (1,618,626)






     Grand Total:
 (1,614,280)
       (0.87)
 (3,372,575)
    (1.81)
  (4,986,855)

     Unrealized Currency Loss





 (2,444,254)

     Total Net Unrealized Loss


    (7,431,109)


  Fair Value
             $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
              ?
          ?



Options purchased on Forward Contracts
49,504
0.03



Options written on Futures Contracts
              ?
           ?



Options written on Forward Contracts
(49,373)
(0.03)





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

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of the options and the premiums received/proceeds paid is treated as an unrealized gain or loss.

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





       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:
	     Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $
Sep. 30, 2008	(2,910,339)	(4,520,770)	(7,431,109)	Jun. 2009	Dec. 2008
Dec. 31, 2007	660,093	(5,308,473)	(4,648,380)	Sep. 2008	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward,

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $197,235,265 and $285,950,890 at September 30, 2008, and December 31, 2007,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.



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


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008:  <table>  <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
   Unobservable
    Inputs
  (Level 3)




          Total

Unrealized loss on open contracts
$(               $(2,910,339)
$(4           $(4,520,770)
 n/a

$(7,431,109)
Options purchased
            ?
$      49,504
 n/a

$      49,504






Liabilities





Options written
          ?
$         $      49,373
 n/a

$      49,373

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




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Reclassifications
Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007, were reclassified to conform to 2008 presentation. Certain prior year amounts on the Statements of Operations were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).
















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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 17 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(5,428,232) and expenses totaling $4,412,087, resulting in a net loss of $9,840,319 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $11.69 at June 30, 2008, to $11.14 at September 30, 2008.

The most significant trading losses of approximately 3.1% were incurred within the currency sector, primarily during August and September, from long positions in the Australian dollar, Singapore dollar, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals. Such losses were recorded during August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter.
The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent global recession. Within the energy markets, losses of approximately 2.1% were experienced throughout the majority of the quarter from long futures positions in crude oil and its related products as prices
       reversed lower amid signs that the U.S. economic slump might extend into 2009 and curb future energy demand. Additional losses of approximately 1.1% were recorded within the global interest rate sector, primarily during July and September, from short positions in European fixed-income futures as prices increased amid a decline in the global equity markets and growing speculation that the European Central Bank might not raise interest rates due to weak economic growth. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 3.0% recorded within the global stock index sector, primarily during July and September, from short positions in U.S., European, and Pacific Rim equity index futures as equity prices moved sharply lower amid unprecedented U.S. financial market turmoil. Furthermore, global equity markets plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. Additional gains of approximately 0.3% were experienced within the metals markets, primarily during July and September, from short futures positions in copper and zinc as prices dropped on concerns that turmoil in the financial markets would further weaken the global economy and erode demand for base metals.


       The Partnership recorded total trading results including interest income totaling $15,452,073 and expenses totaling $14,811,843, resulting in net income of $640,230 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $11.13 at December 31, 2007, to $11.14 at September 30, 2008.

The most significant trading gains of approximately 8.3% were recorded within the global stock index sector from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during January, February, March, and June on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market could restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced in July and September from short positions in global stock index futures as prices dropped sharply amid unprecedented U.S. financial market turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant.
Furthermore, global equity markets plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. Within the energy markets, gains of approximately 0.8% were experienced, primarily during the second quarter, from
       long futures positions in crude oil and its related
products as prices moved higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Elsewhere, short positions in natural gas futures resulted in gains, primarily during August and September, as prices declined amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Additional gains of approximately 0.3% were recorded within the metals sector from long positions in gold futures as prices increased during the first half of the year due to a drop in the value of the U.S. dollar. Smaller gains were experienced primarily during the third quarter from short futures positions in zinc as prices decreased on concerns that turmoil in the financial markets could further weaken the global economy and erode demand for base metals. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 3.4% incurred within the global interest rate sector from long positions in European fixed-income futures as prices reversed lower in March following the U.S. Federal Reserve?s aggressive actions to boost liquidity within the U.S. financial system, which temporarily renewed investor optimism about the future direction of the global equity markets. During April, long positions in Japanese fixed-income futures resulted in additional losses as prices declined amid speculation that the
       Bank of Japan might not reduce borrowing costs as much as previously expected due to accelerating global inflation.
Further losses were experienced during the third quarter from newly established short positions in European fixed-income futures as prices increased amid the aforementioned decline in the global equity markets and growing speculation that the European Central Bank might not raise interest rates due to weak economic growth. Smaller losses of approximately 0.6% were recorded within the currency sector, primarily during January and September, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved higher against the U.S. dollar after extreme volatility in the global equity markets and concerns of slowing economic growth in the U.S. caused investors to sell higher-yielding assets funded by loans in Japan.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(52,673,853) and expenses totaling $7,505,321, resulting in a net loss of $60,179,174 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $13.68 at June 30, 2007, to $11.55 at September 30, 2007.

The most significant trading losses of approximately 5.2% were recorded in the currency sector, primarily during July and
       August, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming riskier assets funded by loans in Japan. Elsewhere in the currency markets, long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar moved higher against most of its major rivals in August after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. In addition, the value of the U.S. dollar was pressured higher against these currencies due to data indicating a narrowing U.S. trade deficit, as well as an increase in U.S. wholesale prices. Additional losses of approximately 4.8% were experienced within the global interest rate sector, primarily during July and August, from short positions in U.S. and European fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially stronger demand for the ?safe haven? of government bonds. Further losses were incurred during September from newly established long futures positions in European interest rates as prices reversed lower due to a decline in demand for the relative safety of government debt following a rebound in global equity markets and concerns of accelerating global inflation after the U.S. Federal Reserve's decision to cut
       benchmark interest rates.  Within the global stock index sector, losses of approximately 4.4% were recorded during July and August from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. Smaller losses of approximately 0.3% were incurred in the energy markets, primarily during July and September, from short positions in crude oil futures, and its related products as prices increased amid speculation that supplies of European North Sea oil could be dwindling, news that hurricane activity in the Gulf of Mexico threatened production facilities, and fears that additional supplies from OPEC members would arrive too late for peak demand in the winter. Additional losses of approximately 0.3% were experienced in the metals sector during August and September from short and long positions in copper and zinc as prices moved without consistent direction amid conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $(19,887,716) and expenses totaling $23,988,146, resulting in a net loss of $43,875,862 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit
       decreased from $13.09 at December 31, 2006, to $11.55 at
September 30, 2007.

The most significant trading losses of approximately 6.5% were recorded in the currency markets primarily during the first and third quarters. During February and March, losses were incurred from short positions in the Australian dollar and the Canadian dollar versus the U.S. dollar as the value of these ?petrol currencies? increased relative to the U.S. dollar in tandem with rising commodity prices. Additionally, the value of the Canadian dollar moved higher after government reports showing job gains and rising exports prompted speculation that the Bank of Canada would refrain from cutting interest rates in 2007. Additional losses were experienced in July and August from long positions in the Australian dollar and euro versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its major rivals after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Furthermore, the value of the U.S. dollar was pressured higher against these currencies due to data indicating a narrowing U.S. trade deficit, as well as an increase in U.S. wholesale prices. Within the energy markets, losses of approximately 1.4% were incurred primarily during January, June, and September, from both long and short futures positions in crude oil and its related products. During January, long positions in crude oil futures and its related products resulted in losses as
       prices declined on skepticism that OPEC would cut
production as much as originally pledged, while newly established short futures positions in crude oil and its related products recorded losses during June and September as prices moved higher amid rising geopolitical tension with Venezuela and Iran, two of the world?s largest producers. Additional losses of approximately 0.8% were experienced within the metals sector, primarily during March and May, from long positions in copper and zinc futures as prices declined following news that China would raise export taxes for base metals and amid speculation that rising production and inventories would create a global surplus. In addition, prices of base metals moved lower in August amid speculation that losses in the global financial markets would reduce demand for raw materials. Smaller losses of approximately 0.4% were incurred within the global stock index sector, primarily during the third quarter, from long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. A portion of the Partnership?s losses for the first nine months of the year was offset by gains of approximately 0.1% recorded within the global interest rate sector during January, May, and June from short positions in European, U.S., and Australian fixed-income futures as prices
       trended lower after strength in the equity markets and solid economic data out of the United States, the Euro-Zone, and Australia led investors to conclude that the European Central Bank, the U.S. Federal Reserve, and the Reserve Bank of Australia would continue raising interest rates in order to combat inflation.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-
       traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative
       trading.  The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $186 million and $311 million, respectively.

Primary Market          September 30, 2008    September 30, 2007
Risk Category	  	       Value at Risk        Value at Risk

Interest Rate				(0.54)% 	 	    	 (0.53)%

Currency					(0.47)			 (0.62)

Equity					(0.18) 			 (0.38)

Commodity		  			(0.19)   	      	 (0.10)

Aggregate Value at Risk		(0.53)% 		    	 (1.14)%



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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category	High	Low	Average
Interest Rate	(0.54)%	(0.23)%	(0.40)%
Currency	(1.86)	(0.47)	(1.02)
Equity	(1.06)	(0.18)	(0.54)
Commodity	(0.33)	(0.15)	(0.24)
Aggregate Value at Risk	(1.89)%	(0.53)%	(1.07)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at September 30, 2008, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the
       United Kingdom, Germany, Japan, Italy, and Canada.
However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At September 30, 2008, the Partnership?s major exposures were to euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector. Exposure was primarily
       to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary exposures were to the Nikkei 225 (Japan), Euro Stox 50 (Europe), Hang Seng (Hong Kong), NASDAQ 100 (U.S.), SPI 200 (Australia), FTSE 100 (United Kingdom), Taiwan (Taiwan), CAC 40 (France), DAX (Germany), IBEX 35 (Spain), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The third largest market exposure of the Partnership at September 30, 2008, was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

       Metals.	At September 30, 2008, the Partnership had
market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and zinc, as well as precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in Hong Kong dollars, euros, Australian dollars, British pounds, Canadian dollars, Japanese yen, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts
       to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
New investors and current limited partners of a Morgan Stanley Charter Series partnership are advised that effective May 1, 2006, Demeter no longer accepts any subscriptions for investments in the Partnership or any exchanges from other Morgan Stanley Charter Series partnerships for Units of the Partnership. Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership and exchange Units of the Partnership for Units in other Morgan Stanley Charter Series partnership at any month-end closing.

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? on this Form 10-Q. There have been no other material changes from the risk factors previously referenced in these Items of the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 13, 2008    By: /s/ Christian Angstadt
                             Christian Angstadt
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.