Form 10-K
period 2008-12-31
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2009-03-31
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of ?large accelerated filer?, accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer___ Accelerated filer____ Non-accelerated filer __X__ Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$211,556,526 at June 30, 2008.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)



       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2008
						   Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1
Part I .

	Item 1.		Business. . . . . . . . . . . . . . . . . . . . . . . .. 2?6

	Item 1A.		Risk Factors. . . . . . . . . . . . . . . . . . . . . . .6-7

	Item 1B.		Unresolved Staff Comments . . . . . . . . . . . . . . . . .7

	Item 2.		Properties. . . . . . . . . . . . . . . . .  . . . . . . . 7

	Item 3.		Legal Proceedings.. . . . . . . . . . . . . . . . . .  . . 7

	Item 4.		Submission of Matters to a Vote of Security Holders. . . . 8

Part II.

	Item 5.			Market for Registrant's Common Equity, Related
				Stockholder Matters and Issuer Purchases of
			Equity Securities . . . . . . . . . . . . . . . . . . . . .9

	Item 6.		Selected Financial Data . . . . . . . . . . . . . . . . . 10

	Item 7.		Management's Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . .11?31

	Item 7A.			Quantitative and Qualitative Disclosures About
			Market Risk . . . . . . . . . . . . . . . . . . . . . .31-45

	Item 8.		Financial Statements and Supplementary Data. . . . . . . .45

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .45

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .46-48

   Item 9A(T). Controls and Procedures . . . . . . . . . . . . . . . .48

	Item 9B.		Other Information . . . . . . . . . . . . . . . . . . . . 48
Part III.

	Item 10.		Directors, Executive Officers and Corporate
			Governance. . . . . . . . . . . . . . . . . . . . . . .49-55

	Item 11. 	Executive Compensation . . . . . . . . . . . . . . . . . .56

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management and Related Stockholder Matters. . . . . . 56

	Item 13. 	Certain Relationships and Related Transactions,
			and Director Independence . . . . . . . . . . . . . . .56-57

	Item 14. 	Principal Accountant Fees and Services . . . . . . . . 57?58

Part IV.
	Item 15.			Exhibits, Financial Statement Schedules . . . . . . . .59?60

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated               Part of Form 10-K

	Partnership's Prospectus dated
  	April 25 2005 	        I

	Partnership?s Supplement to the
	Prospectus dated December 8, 2005		   I

	Annual Report to Morgan Stanley
	Charter Series Limited Partners
	for the year ended December 31, 2008	  II, III, and IV






	        PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Charter Camp-bell L.P. (the "Partnership") is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, ?Futures Interests?). The Partnership commenced trading operations on October 1, 2002. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P. (?Charter Graham?), Morgan Stanley Charter WCM L.P. (?Charter WCM?), and Morgan Stanley Charter Aspect L.P. (?Charter Aspect?) (collectively, the ?Charter Series?). Effective as of May 1, 2006, the Partnership no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter series for Units of the Partnership.

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of a Futures Interest or underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of an option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSCG, and MSIP are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (the ?Trading Advisor?) is the trading advisor to the Partnership.

Effective December 1, 2008, Demeter no longer offers for purchase or exchange Units of Charter Aspect, Charter Graham, and Charter WCM.

The Partnership began the year at a net asset value per Unit of $11.13 and returned (2.2)% to $10.88 on December 31, 2008. For a more detailed description of the Partnership?s business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus dated April 25, 2005 (the ?Prospectus?), and the Partnership?s supplement to the Prospectus dated December 8, 2005 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.


	Facets of Business
	1.	Summary	1.	"Summary" (Pages 1-9 of the
Prospectus and Pages S-1 ?
S-2 of the Supplement).

	2.	Futures, Options, and	      2.	 "The Futures, Options, and
		Forwards Markets          	    Forwards Markets? (Pages
				   116-121 of the Prospectus).

	3.	Partnership's Trading	3.	 ?Use of Proceeds? (Pages
		Arrangements and	               24-25 of the Prospectus).
		Policies		 ?The Trading Advisors?
			(Pages 66-91 of the Prospectus
			 and Pages S-30 ? S-35 of the
			Supplement).

	4.	Management of the Part-	     4.?The Trading Advisors ?
      		nership		  Management Agreements?
		 		(Page 66 of the Prospectus).
				?The General Partner?
			(Pages 59-65 of the
		 Prospectus and Page
		 S-29 of the Supplement).
		?The Commodity Brokers?
			(Pages 94-95 of the
			 Prospectus) and ?The
			 Limited Partnership
			 Agreements? (Pages 97-
			 100 of the Prospectus).

	5. Taxation of the Partner-	5.?Material Federal Income
		   ship?s Limited Partners		 Tax Considerations? and
					?State and Local Income Tax
					 Aspects" (Pages 107-115 of
					 the Prospectus and Page S-38
					 of the Supplement).


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

Item 1A.  RISK FACTORS
Current limited partners of the Partnership are advised that effective May 1, 2006, Demeter no longer accepts any subscriptions for investments in the Partnership or any exchanges from other Morgan Stanley Charter Series partnerships for Units of the Partnership. Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership.

The Partnership is in the business of speculative trading of futures, forwards, and options on such contracts. For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the Partnership, see those portions of the Partnership?s Prospectus dated April 25, 2005 incorporated by reference in this Form 10-K, set forth in the ?Risk Factors? section of the Prospectus on pages 10-15 and the ?Risk Factors? section of the Supplement at pages S-2 ? S-3.

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

(b)	Holders. The number of holders of Units at December 31, 2008, was approximately 5,900.

(c)	Distributions. No distributions have been made by the
Partnership since it commenced trading operations on October 1, 2002. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)



			                For the Years Ended December 31,
				   2008 	    2007        2006 	     2005         2004
Total Trading Results
including interest
income             	    14,908,494    (23,357,627)  45,104,883   61,141,957   24,521,854


Net Income (Loss)      (3,624,476)   (53,927,582)   9,418,534   32,367,320    3,033,128


Net Income (Loss)
Per Unit (Limited
& General Partners)        (0.25)         (1.96)       	  0.39         1.12         0.44


Total Assets         159,012,072    281,909,859  	 418,904,968  400,633,910  280,775,155


Total Limited
Partners' Capital    145,023,184    266,111,229  	 402,578,194  388,854,021  272,588,976


Net Asset Value
Per Unit                  10.88           11.13       	  13.09       12.70         11.58

Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments
       in futures, forwards, and options in subsequent periods.
It is not possible to estimate the amount, and therefore the impact, of future outflows of Units. Effective May 1, 2006, Demeter no longer accepts any subscriptions for Units of the Partnership or any exchanges from other Morgan Stanley Charter Series for Units of the Partnership.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $14,908,494 and expenses totaling $18,532,970, resulting in a net loss of $3,624,476 for the year ended December 31, 2008. The Partnership?s net asset value per Unit decreased from $11.13 at December 31, 2007, to $10.88 at December 31, 2008.
Total redemptions for the year were $118,982,941, and the Partnership?s ending capital was $146,498,464 at December 31, 2008, a decrease of $122,607,417 from ending capital at December 31, 2007, of $269,105,881.

The most significant trading losses of approximately 4.5% were incurred within the global interest rate sector from long positions in European fixed-income futures as prices reversed lower in March following the U.S. Federal Reserve?s aggressive actions to boost liquidity within the U.S. financial system, which temporarily renewed investor optimism about the future direction of the global equity markets. During April, long positions in Japanese fixed-income futures resulted in additional losses as prices declined amid speculation that the Bank of Japan would not reduce borrowing costs as much as previously expected due to accelerating global inflation. Further losses were experienced during the third and fourth quarters from newly established short positions in European fixed-income futures as prices increased amid a sharp decline in the global equity markets, as well as
       worries regarding the fundamental health of the global economy and financial system. Prices also moved higher during the fourth quarter after the European Central Bank lowered borrowing costs in an attempt to stimulate economic growth. Additional losses of approximately 0.4% were recorded within the currency sector, primarily during January, September, October, November, and December, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved higher against the U.S. dollar after extreme volatility in the global equity markets and concerns of a global economic recession caused investors to sell higher-yielding assets funded by loans in Japan. Smaller losses were incurred primarily during the fourth quarter from long positions in the Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid a global ?flight-to-quality?. A portion of the Partnership?s losses for the year was offset by gains of approximately 9.4% recorded within the global stock index sector, primarily during January, February, March, and June, from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced during July, September, and October as prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and
       governments around the world to support the financial system would not prevent a global recession. Within the metals markets, gains of approximately 0.4% were recorded from long positions in gold futures as prices increased during the first half of the year due to a drop in the value of the U.S. dollar. Additional gains were experienced primarily during September and October from short futures positions in zinc as prices decreased amid worries that a global economic recession would erode demand for base metals. Within the energy markets, gains of approximately 0.4% were recorded, primarily during the second quarter, from long futures positions in crude oil related products as prices moved higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Elsewhere, short positions in natural gas futures resulted in gains primarily during August, September, and October as prices dropped amid rising U.S. inventories and slowing global energy demand.

The Partnership recorded total trading results including interest income totaling $(23,357,627) and expenses totaling $30,569,955, resulting in a net loss of $53,927,582 for the year ended December 31, 2007. The Partnership?s net asset value per Unit decreased from $13.09 at December 31, 2006, to $11.13 at December 31, 2007.
Total redemption for the year were $83,998,582, and the Partnership?s ending capital was $269,105,881 at December 31,
       2007, a decrease of $137,926,164 from ending capital at
December 31, 2006, of $407,032,045.

The most significant trading losses of approximately 7.2% were incurred in the currency markets, primarily during February, March, and May from short positions in the Australian dollar and the Canadian dollar versus the U.S. dollar as the value of these ?commodity currencies? increased relative to the U.S. dollar in the wake of consistently rising commodity prices. Additional losses were experienced in July, August, November, and December from newly established long positions in the Canadian dollar, Australian dollar, and euro versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its major rivals after continued volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Further losses were recorded from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen corrected higher against the U.S. dollar during February, March, July, and August when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan. Finally, losses were experienced during November from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed higher against the U.S. dollar following news that the Japanese economy had expanded more than economists had forecast during the third quarter. Within the
       global stock index sector, losses of approximately 2.4%
were incurred, primarily during July, August, and November from long futures positions in Japanese, U.S., and Taiwanese equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices might pull the global economy into a recession. These concerns heightened following news that U.S. policy makers expected U.S. growth to ?slow noticeably? in the fourth quarter and remain ?sluggish? in the first half of 2008. Additional losses of approximately 1.8% were experienced within the energy markets, primarily during January, when long futures positions in crude oil and its related products declined on skepticism that OPEC would cut production as much as originally pledged. During June, September, October, and November, newly established short futures positions in crude oil and its related products resulted in losses as prices moved higher due to persistent concerns that instability in Iraq and tension regarding Iran?s nuclear program might negatively affect global supply. Smaller losses of approximately 0.6% were experienced within the metals sector, primarily during March, May, August, and November, from long futures positions in copper and zinc as prices declined following news that China might raise export taxes for base metals, while rising production and inventories might create a global surplus. In addition, base metals prices moved lower amid speculation that a persistent U.S. housing slump and a slowing global economy might reduce demand for raw materials. A portion of the Partnership?s losses for the year was offset by gains of approximately 0.8% recorded within the global interest rate sector, primarily during
       January, May, and June from short positions in European fixed-income futures as prices trended lower amid solid economic data, rising equity prices, and surging home prices in the United Kingdom, which reduced demand for the ?safe haven? of fixed-income investments. Additional gains were recorded during November from newly established long positions in European and Japanese fixed-income futures as prices increased following a sharp decline in global equity markets and forecasts of deeper losses related to sub-prime investments, which fueled speculation that these respective central banks might need to reduce borrowing costs in response to widespread fears of an economic decline.

The Partnership recorded total trading results including interest income totaling $45,104,883 and expenses totaling $35,686,349, resulting in net income of $9,418,534 for the year ended December 31, 2006. The Partnership?s net asset value per Unit increased from $12.70 at December 31, 2005, to $13.09 at December 31, 2006.
Total redemptions and subscriptions for the year were $82,323,632 and $86,872,830, respectively, and the Partnership?s ending capital was $407,032,045 at December 31, 2006, an increase of $13,967,732 from ending capital at December 31, 2005, of $393,064,313.

The most significant trading gains of approximately 7.0% were recorded in the global index markets during the first quarter from long positions in European and U.S. stock index futures as global
       equity prices trended higher on strong corporate earnings and consistently strong economic data out of the U.S. and European Union. Also supporting the move higher in European equity index futures prices was news that German business sentiment had risen to its highest level since October 1991. During September, additional gains were recorded from long positions in European and U.S. equity index futures as prices increased amid falling oil prices, merger and acquisition activity, and the decision by the European Central Bank to leave interest rates unchanged. Finally, in December, long positions in European, Pacific Rim, and U.S. equity index futures resulted in gains as prices advanced due to a decline in oil prices and speculation that the U.S. Federal Reserve could possibly cut interest rates in the near future. Furthermore, Pacific Rim stock markets strengthened after consumer spending continued to pick up in China and Japan, Asia?s two biggest economies. Within the global interest rate sector, gains of 2.9% were recorded from short positions in U.S. interest rate futures during the first and second quarters as prices trended lower amid strength in the global equity markets and general sentiment that the U.S. Federal Reserve would keep lifting interest rates in order to stave off inflation. In December, further gains were experienced in the global interest rate sector from short positions in U.S. fixed-income futures as prices trended lower after data indicating strong jobs creation and another survey showed increased confidence in the labor market. Within the currency sector, gains of approximately 2.6% were experienced due to long U.S. dollar positions relative to the New Zealand dollar in March as the value of the U.S. dollar moved
       higher amid expectations that the U.S. Federal Reserve would continue lifting U.S. interest rates to fend off inflation. In addition, the value of the New Zealand dollar was pulled lower on negative economic data out of that country. During November, short positions in the U.S. dollar versus the euro and the Australian dollar experienced gains as the value of the U.S. dollar declined against these currencies on news that foreign central banks would begin to more aggressively diversify reserves away from the U.S. dollar. Finally, the value of the U.S. dollar dropped sharply against the euro at the end of the month on expectations that the European Central Bank would continue to raise interest rates, rising home prices, merger and acquisition activity in the United Kingdom, and a marginal decline in unemployment within Germany and France. Within the metals sector, additional gains of approximately 2.0% were recorded, primarily during March, April, and May from long futures positions in copper and zinc as prices advanced on a strong U.S. manufacturing survey from the Institute of Supply Management, news that China?s pace of industrial production remained strong, and increasing demand from the U.S., China, and India. A portion of the Partnership?s gains for the year was offset by losses of approximately 6.6% incurred in the energy markets during February from long futures positions in crude oil and its related products as prices declined early in the month on reduced fears about a possible supply disruption to Iranian oil. Prices continued to decline after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future. Losses were also recorded during August and September from long futures positions in crude oil and its related products as prices reversed lower after remarks by the U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Additionally, prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil would weaken. Prices continued to move lower towards the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and as OPEC reduced its 2006 oil demand growth forecast. Lastly, additional losses were incurred in December from long positions in crude oil futures as prices declined due to mild weather across the U.S. Northeast.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2008 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2008, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts? being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital account.

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

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2008, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operation.
       New Accounting Developments.
In September 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (?SFAS?) No. 157 ("SFAS 157"), "Fair Value Measurements". Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market price (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

       In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment?s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership?s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Partnership adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
December 31, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
   Unobservable
    Inputs
  (Level 3)




         Total

Unrealized gain (loss) on open contracts
$(                     $(2,252,566)
$(4             $  757,114
 n/a

                         $(1,493,452)
Options purchased
      $      ?
      $    33,971
 n/a

    $      33,971






Liabilities





Options written
       $      ?                 )

4             $  194,835
 n/a

$    194,835

In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities? ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those
       instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact of the adoption of SFAS 161.

In September 2008, the FASB issued FASB Staff Position (?FSP?) Financial Accounting Standards (?FAS?) No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (?FSP FAS No. 133-1 and FIN 45-4?). FSP FAS No. 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Partnership is currently evaluating the impact of adopting FSP FAS No. 133-1 and FIN 45-4.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (?FSP FAS No. 157-3?). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and
       provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. FSP FAS No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP FAS No. 157-3 did not have a material impact on the Partnership?s financial statements.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk.
Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in
       frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage
       causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.
       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2008 and 2007. At December 31, 2008 and 2007, the Partnership?s total capitalization was approximately $146 million and $269 million, respectively.

Primary Market 	  December 31, 2008		 December 31, 2007
Risk Category           Value at Risk		   Value at Risk
Interest Rate			   (0.38)%			 (0.23)%

Currency				   (0.31)				 (1.86)

Equity				   (0.07)	  	 	      (0.40)

Commodity				   (0.08)	  		      (0.28)

Aggregate Value at Risk	   (0.59)%		      (1.89)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or
       even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2008, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2008, through December 31, 2008.

Primary Market Risk Category     High        Low        Average
Interest Rate				  (0.54)%	   (0.35)%	 (0.43)%

Currency				   	  (0.93)	   (0.31)		 (0.63)

Equity					  (1.06)	   (0.07)		 (0.46)

Commodity					  (0.33)	   (0.08)		 (0.19)

Aggregate Value at Risk 		  (0.98)%	   (0.53)%	 (0.74)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2008 and 2007, and for the four
       quarter-end reporting periods during calendar year 2008.
VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of December 31, 2008, such amount was equal to approximately 105% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at December 31, 2008, was to the global interest rate sector. Exposure was primarily spread across the Japanese, European, U.S., Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in
       short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at December 31, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At December 31, 2008, the Partnership?s major exposures were to euro and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at December 31, 2008, was to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2008, the Partnership?s primary exposures were to the IBEX 35 (Spain), NASDAQ 100 (U.S.), Nikkei 225 (Japan), SPI 200 (Australia), FTSE 100 (United Kingdom), S&P 500 (U.S.), Hang Seng (Hong Kong), Taiwan (Taiwan), DAX (Germany), and Euro Stox 50 (Europe) stock indices. The Partnership is exposed to the risk of adverse price
       trends or static markets in the U.S., European, and Pacific
Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
	Metals.	 At December 31, 2008, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

	Energy. At December 31, 2008, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in gasoline and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2008, were in Swiss francs, Australian dollars, British pounds, Canadian dollars, euros, Japanese yen, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:
Summary of Quarterly Results (Unaudited)


Quarter   Total Trading Results        Net  		  Net Income/
Ended	   including interest income 	Income/(Loss)  (Loss) Per Unit
2008
March 31       $  6,560,506	    $    979,683 	    $ 0.04
June 30 		  14,319,799	       9,500,866		 0.52
September 30	  (5,428,232)	    	 (9,840,319)	     (0.55)
December 31        (543,579)	   	 (4,264,706)	     (0.26)

Total			$ 14,908,494	    $ (3,624,476)	    $(0.25)


2007
March 31       $(18,724,290)	    $(27,326,967) 	    $(0.92)
June 30 		  51,510,427	      43,630,279		 1.51
September 30	 (52,673,853)	    	(60,179,174)	     (2.13)
December 31      (3,469,911)	   	(10,051,720)	     (0.42)

Total			$(23,357,627)	    $(53,927,582)	    $(1.96)


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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes
       that the Partnership maintained effective internal
control over financial reporting as of December 31, 2008.

Attestation Report of the Registered Public Accounting Firm Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2008.

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

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 44, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is a Managing Director at Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an M.B.A in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. degree in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 53, is a Director of Demeter. Mr. Zafran is a Managing Director at Morgan Stanley and, in January 2007, was named Director of Annuity and
       Insurance Services. Previously, Mr. Zafran was Director of
the Wealth Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Subsequently, he was named Chief Administrative Officer of Morgan Stanley?s Client Solution Division in 2002. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 43, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Product Group. The Product Group is comprised of a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, Banking & Lending, Mutual Fund Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm. Mr. Ketterer received his M.B.A from New York University?s
       Leonard N. Stern School of Business and his B.S. degree in
Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 50, is a Director of Demeter. Mr. Handler serves as an Executive Director at Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division as Equity Business Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group?s Best Execution Committee and manages the Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, Futures and Annuities.
Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List
       from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective March 20, 2008, Mr. Jose Morales, age 32, is a Director of Demeter. Mr. Morales is an Executive Director at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the New York University?s Lenard N. Stern School of Business in June 2007 and a B.S. degree in International Business Administration with a concentration in Economics from Fordham University in 1998.

       Effective May 1, 2006, Mr. Michael P. McGrath, age 40, is a
Director of Demeter. Mr. McGrath is a Managing Director at Morgan Stanley and currently serves as the Product Director for the Consulting Services Group of Morgan Stanley. In this capacity, he is responsible for all aspects of product strategy and management for the Firm?s managed account division. Mr. McGrath also serves on the Management Committee of the Global Wealth Management Group (?GWMG?). Previously, Mr. McGrath was Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America. Prior to that, Mr. McGrath was Director of Product Development for GWMG. Before joining Morgan Stanley in May 2004, Mr. McGrath served as a Managing Director for Nuveen Investments, overseeing the development of alternative investment products for the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peter?s College in 1990 and his M.B.A in Finance from New York University in 1996.

Effective September 22, 2006, Mr. Jacques Chappuis, age 39, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in August 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services
       sector, and a corporate finance Associate at Bankers Trust
Company. Mr. Chappuis received an M.B.A in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. degree in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 47, serves as Chief Financial Officer of Demeter. He is an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Angstadt also serves as Chief Financial Officer for Morgan Stanley Trust NA, and is responsible for the governance and overall financial management of the regulated bank. Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm?s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations and Morgan Stanley Trust FSB). Mr. Angstadt received a B.A. degree in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

Effective December 15, 2008, Mr. Michael Durbin no longer serves as a Director of Demeter.
       Effective December 15, 2008, Mr. Richard Gueren no longer serves as a Director of Demeter.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership?s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2008, were timely and correctly made except that Jose Morales filed a late Form 3 and Michael Durbin filed a late Form 3.

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

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee. However, Demeter has a Disclosure committee that meets quarterly to review periodic filings made by the Partnership for which Demeter acts as the general partner.
       Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners ? At December
31, 2008, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b) Security Ownership of Management ? At December 31, 2008,
Demeter owned 135,608.055 Units of general partnership interest, representing a 1.01 percent interest in the Partnership.

(c) Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE

Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2008, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In
       its capacity as the Partnership?s retail commodity broker,
MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $12,855,240 for the year ended December 31, 2008.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co., on behalf of the Partnership, pays all accounting fees. The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2008.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessment of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $50,896 for the year ended December 31, 2008, and $50,751 for the year ended December 31, 2007.

(2)	Audit-Related Fees.  None.

(3)	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2008 and 2007 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by MS&Co. through the brokerage fees paid for by the Partnership are approved by Morgan Stanley?s Board Audit Committee and the Board of Directors of Demeter.
       PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
 The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2008, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2008, 2007, and 2006.

-	Statements of Financial Condition, including the
Condensed Schedules of Investments, as of December 31,
2008 and 2007.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2008, 2007, and 2006.

-	Notes to Financial Statements.

-
 With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2008, is not deemed to be filed with this report.

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
					General Partner

March 31, 2009        BY:  /s/  Walter Davis
                                Walter Davis, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/ 	Walter Davis	                    		  March 31, 2009
	  	Walter Davis, President

    /s/    Frank Zafran       	             		  March 31, 2009
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		  March 31, 2009
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		  March 31, 2009
	    	Harry Handler, Director

    /s/  	Jose A. Morales		                 	  March 31, 2009
	    	Jose A. Morales, Director

    /s/	Michael P. McGrath	                 	  March 31, 2009
	  	Michael P. McGrath, Director

    /s/  	Jacques Chappuis		                 	  March 31, 2009
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                 	  March 31, 2009
	    	Christian Angstadt, Chief Financial Officer

	             EXHIBIT INDEX
ITEM
3.01	Form of Amended and Restated Limited Partnership
Agreement, by and among Demeter Management Corporation
and the Limited Partners, dated March 26, 2002, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
3.02	Certificate of Limited Partnership of the Partnership,
dated March 26, 2002, is incorporated by reference to
Exhibit 3.02 of the Partnership's Registration Statement
on Form S-1 (File No. 333-85078) filed with the
Securities and Exchange Commission on March 28, 2002.
10.01	Management Agreement, among the Partnership, Demeter
Management Corporation, and Campbell & Company, Inc.,
dated August 31, 2002, is incorporated by reference to
Exhibit 10.01 of the Partnership's Registration
Statement on Form S-1 (File No. 333-103171) filed with
the Securities and Exchange Commission on February 13,
2003.
10.01(a)	Amendment No. 1 to Management Agreement, among the
Partnership, Demeter Management Corporation, and
Campbell & Company, Inc., dated July 31, 2003, is
incorporated by reference to Exhibit 10.01(a) of the
Partnership?s Form 8-K (File No. 0-50064) filed with the Securities and Exchange Commission on March 10, 2004.
10.01(b) Amendment to Management Agreement among the Partnership, Demeter Management Corporation, and Campbell & Company,
Inc., dated June 13, 2006, is incorporated by reference
to Exhibit 10.01(a) of the Partnership?s Form 8-K (File
No. 0-50064) filed with the Securities and Exchange
Commission on June 19, 2006.
10.05	Customer Agreement between the Partnership and Morgan
Stanley DW Inc., dated September 30, 2002, is incorporated by reference to Exhibit 10.05 of the Partnership?s Registration Statement on Form S-1 (File
No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.
E-1

10.05(a)	Amendment No. 1 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc. is incorporated by
reference to exhibit 10.05(a) of the Partnership?s Form
10-Q (File No. 0-50064) filed with the Securities and
Exchange Commission on November 14, 2005.
 10.05(b)	Amendment No. 2 to the Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated July 1,
2005, is incorporated by reference to Exhibit 10.05(b) of
the Partnership?s Form 10-Q (File No. 0-50064) filed with
the Securities and Exchange Commission on August 11, 2005.
10.06	Customer Agreement, among the Partnership, Morgan Stanley
& Co. Incorporated, and Morgan Stanley DW Inc., dated
September 30, 2002, is incorporated by reference to
Exhibit 10.06 of the Partnership?s Registration Statement
on Form S-1 (File No. 333-103171) filed with the
Securities and Exchange Commission on February 13, 2003.
10.07	Customer Agreement, between the Partnership and Morgan
Stanley & Co. International plc, dated September 30, 2002,
is incorporated by reference to Exhibit 10.07 of the
Partnership?s Registration Statement on Form S-1 (File No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.
10.08	Foreign Exchange and Options Master Agreement, between the
Partnership and Morgan Stanley & Co. Incorporated, dated
August 31, 2002, is incorporated by reference to Exhibit
10.08 of the Partnership?s Quarterly Report on Form 10-Q
(File No. 0-50064) filed with the Securities and Exchange
Commission on May 14, 2003.
10.09	Securities Account Control Agreement among the Partnership
and Morgan Stanley & Co. Incorporated, dated September 30,
2002, is incorporated by reference to Exhibit 10.09 of the Partnership?s Registration Statement on Form S-1 (File No. 333-103171) filed with the Securities and Exchange
Commission on February 13, 2003.

   10.10	Foreign Exchange and Options Master Agreement, between the
Partnership and Morgan Stanley Capital Group Inc., dated
March 18, 2005, is incorporated by reference to Exhibit
10.10 of the Partnership?s Form 8-K (File No. 0-50064)
filed with the Securities and Exchange Commission on April
5, 2006.
   13.01	December 31, 2008, Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Morgan Stanley
                                                                 Charter Series
  December 31, 2008
  Annual Report


    [LOGO]

MORGAN STANLEY CHARTER SERIES

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.

                                                                                                                     INCEPTION-
                                                                                                                      TO-DATE
                    1994    1995 1996 1997 1998   1999    2000  2001    2002   2003  2004   2005  2006   2007  2008    RETURN
FUND                 %       %    %    %    %      %       %     %       %      %     %      %     %      %     %        %
--------------------------------------------------------------------------------------------------------------------------------
Charter Campbell.    --      --  --    --  --      --      --    --    (4.2)   16.3   3.9   9.7    3.1  (15.0) (2.2)    8.8
                                                                      (3 mos.)
--------------------------------------------------------------------------------------------------------------------------------
Charter Aspect...   (7.3)   21.9 4.0  26.2 5.1    (9.2)   23.8 (3.3)    29.1   (5.1) (5.6) (19.6) 10.5   4.4   23.9    124.8
                  (10 mos.)
--------------------------------------------------------------------------------------------------------------------------------
Charter Graham...    --      --  --    --  --      2.9    22.0  9.7     36.8   16.1   1.3  (16.1)  4.6   13.2  32.3    191.3
                                                (10 mos.)
--------------------------------------------------------------------------------------------------------------------------------
Charter WCM......    --      --  --    --  --     (7.2)   12.1 (11.3)   21.1   (0.6) (5.3) (0.6)  (2.4)  10.4  15.5    30.2
                                                (10 mos.)
--------------------------------------------------------------------------------------------------------------------------------

                   COMPOUND
                  ANNUALIZED
                    RETURN
FUND                  %
----------------------------
Charter Campbell.    1.4

----------------------------
Charter Aspect...    5.6

----------------------------
Charter Graham...    11.5

----------------------------
Charter WCM......    2.7

----------------------------

DEMETER MANAGEMENT CORPORATION

522 Fifth Avenue, 13th Floor
New York, NY 10036
Telephone (212) 296-1999

MORGAN STANLEY CHARTER SERIES
ANNUAL REPORT
2008

Dear Limited Partner:

  This marks the seventh annual report for Morgan Stanley Charter Campbell L.P., the fifteenth annual report for Morgan Stanley Charter Aspect L.P., and the tenth annual report for Morgan Stanley Charter Graham L.P. and Morgan Stanley Charter WCM L.P. The Net Asset Value per Unit for each of the four Charter Series Funds ("Fund(s)") as of December 31, 2008 was as follows:

                                                % CHANGE
                       FUNDS             N.A.V. FOR YEAR
                       ---------------------------------
                       Charter Campbell  $10.88  -2.2%
                       ---------------------------------
                       Charter Aspect    $22.48  23.9%
                       ---------------------------------
                       Charter Graham    $29.13  32.3%
                       ---------------------------------
                       Charter WCM       $13.02  15.5%
                       ---------------------------------

  Since its inception in October 2002, Charter Campbell has returned 8.8% (a compound annualized return of 1.4%). Since its inception in March 1994, Charter Aspect has returned 124.8% (a compound annualized return of 5.6%). Since their inception in March 1999, Charter Graham has returned 191.3% (a compound annualized return of 11.5%) and Charter WCM has returned 30.2% (a compound annualized return of 2.7%).

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

  After the November 30, 2008 monthly close, Demeter Management Corporation ("Demeter") no longer offers for purchase or exchange units of limited partnership interest ("Units") in Charter Aspect, Charter Graham, and Charter WCM. For more information, please contact your Financial Advisor and refer to your Morgan Stanley Charter Series Supplement dated September 17, 2008.

  As of December 15, 2008, Mr. Richard D. Gueren and Mr. Michael R. Durbin no longer serve as Directors of Demeter Management Corporation. The Board of Directors of Demeter Management Corporation has not made a determination whether to elect replacement Directors as of the date of this letter.

  Graham Capital Management, L.P. ("Graham"), trading advisor to Morgan Stanley Charter Graham L.P. ("Charter Graham"), notified the General Partner that Graham Global Diversified Program and Graham K4 Program were merged into one trading program, Graham K4D-15 ("K4D-15"), effective January 1, 2009. As such, effective January 1, 2009, Graham began trading 100% of Charter Graham's assets pursuant to K4D-15 at the standard leverage. Prior to January 1, 2009, Graham traded approximately 50% of Charter Graham's assets pursuant to its Global Diversified Program at 1.5 times the standard leverage it applied for such program and approximately 50% of Charter Graham's assets pursuant to its K4 Program at 1.5 times the standard leverage it applied for such program.

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

                      This page intentionally left blank.

MORGAN STANLEY CHARTER CAMPBELL L.P.

                         [CHART]

                         Year ended December 31, 2008
                        ------------------------------
Currencies                          -0.44%
Global Interest Rates               -4.51%
Global Stock Indices                 9.40%
Energies                             0.36%
Metals                               0.41%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were incurred within the global interest rate sector from long positions in European fixed-income futures as prices reversed lower in March following the U.S. Federal Reserve's aggressive actions to boost liquidity within the U.S. financial system, which temporarily renewed investor optimism about the future direction of the global equity markets. During April, long positions in Japanese fixed-income futures resulted in additional losses as prices declined amid speculation that the Bank of Japan would not reduce borrowing costs as much as previously expected due to accelerating global inflation. Further losses were experienced during the third and fourth quarters from newly established short positions in European fixed-income futures as prices increased amid a sharp decline in the global equity markets, as well as worries regarding the fundamental health of the global economy and financial system. Fixed-income prices also moved higher during the fourth quarter after the European
   Central Bank lowered borrowing costs in an attempt to stimulate economic growth.

MORGAN STANLEY CHARTER CAMPBELL L.P.

.. Additional losses were recorded within the currency sector, primarily during January, September, October, November, and December, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved higher against the U.S. dollar after extreme volatility in the global equity markets and concerns of a global economic recession caused investors to sell higher-yielding assets funded by loans in Japan. Smaller losses were incurred primarily during the fourth quarter from long positions in the Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid a global "flight-to-quality".

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Within the global stock index sector, trading gains were recorded primarily during January, February, March, and June, from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced during July, September, and October as equity prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system would not prevent a global recession.

.. Within the metals markets, gains were recorded from long positions in gold futures as prices increased during the first half of the year due to a drop in the value of the U.S. dollar. Additional gains were experienced primarily during September and October from short futures positions in zinc as prices decreased amid worries that a global economic recession would erode demand for base metals.

.. Within the energy markets, gains were recorded primarily during the second quarter from long futures positions in crude oil related products as prices moved higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Elsewhere, short positions in natural gas futures resulted in gains primarily during August, September, and October as prices dropped amid rising U.S. inventories and slowing global energy demand.

MORGAN STANLEY CHARTER ASPECT L.P.

                         [CHART]

                    Year ended December 31, 2008
                    ----------------------------
Currencies                   -2.37%
Global Interest Rates        16.55%
Global Stock Indices          8.07%
Energies                      5.20%
Metals                        5.03%
Agriculturals                 1.64%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded within the global interest rate sector, primarily during January and February, from long positions in U.S., Australian, and Japanese fixed-income futures as prices moved higher in a worldwide "flight-to-quality" following a sharp drop in the global equity markets and concerns that a possible economic recession in the United States would weaken the global economy. Additionally, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the first quarter amid slowing economic growth. During May and June, short positions in European interest rate futures resulted in gains as prices declined after government reports revealed accelerating inflation and better-than-expected economic growth in the Euro-Zone. Further gains were experienced from August through December from long positions in U.S., European, Australian, and Japanese fixed-income futures as prices sharply increased during the second half of the year in a continuation of the aforementioned "flight-to-quality". Lastly, U.S. interest rate futures prices moved higher as the U.S. Federal Reserve cut interest rates to an unprecedented target range of 0% to 0.25%, while prices of European, Japanese, and Australian fixed-income futures increased after these respective central banks lowered borrowing costs in an attempt to stimulate economic growth.

MORGAN STANLEY CHARTER ASPECT L.P.

.. Within the global stock index sector, gains were recorded primarily throughout a majority of the first half of the year from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were recorded from short futures positions in these markets during September, October, and November as prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system would not prevent a global recession.

.. Within the energy markets, gains were experienced primarily during a majority of the first half of 2008 from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Additional gains were recorded during the fourth quarter from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown would erode energy demand.

.. Within the metals markets, gains were experienced, primarily during January and February, from long positions in silver and platinum futures as prices increased due to a decline in the value of the U.S. dollar during the first quarter. Elsewhere, short futures positions in aluminum, copper, zinc, and nickel resulted in gains as prices decreased during September, October, November, and December amid ongoing worries that a global economic recession would erode demand for base metals.

.. Additional gains were recorded within the agricultural markets, primarily during January, February, and June, from long positions in cocoa futures as prices rose amid supply disruptions in the Ivory Coast, the world's largest producer of cocoa. Additional gains were recorded from short positions in lean hog and live cattle futures as prices declined during June and October on signs of rising inventories in the U.S. and slowing global demand. Smaller gains were recorded from long futures positions in soybeans and soybean oil as prices increased during the first half of the year following news that global production might drop, rising energy prices might boost demand for alternative biofuels made from ethanol, and severe floods in the U.S. Midwest had damaged crops.

MORGAN STANLEY CHARTER ASPECT L.P.


FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Within the currency sector, trading losses were incurred from long positions in the euro, Australian dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies in April after the U.S. Institute for Supply Management's manufacturing index unexpectedly moved higher, and a U.S. economic report showed private sector jobs unexpectedly increased in March. Further losses were recorded during August and September from short positions in the U.S. dollar versus these currencies as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds.

MORGAN STANLEY CHARTER GRAHAM L.P.

                          [CHART]

                           Year ended December 31, 2008
                           ----------------------------
Currencies                         3.58%
Global Interest Rates              7.36%
Global Stock Indices              11.29%
Energies                          11.37%
Metals                             1.78%
Agriculturals                      3.31%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were experienced within the energy markets, primarily during the first half of the year, from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Additional gains were recorded primarily during the fourth quarter from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown would erode energy demand. Elsewhere, long positions in natural gas futures also resulted in gains during the first and second quarters as prices rose on expectations of a rise in demand due to colder weather in the U.S. Northeast, news of a drop in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Further gains were recorded during October and December from newly established short positions in natural gas futures as prices dropped amid rising U.S. inventories and slowing global energy demand.

MORGAN STANLEY CHARTER GRAHAM L.P.

.. Within the global stock index sector, gains were experienced primarily during January, February, March, and June from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were recorded during September and October as equity prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system would not prevent a global recession.

.. Within the global interest rate sector, gains were experienced primarily during January, February, September, October, November, and December from long positions in U.S. and European fixed-income futures as prices moved higher in a worldwide "flight-to-quality" following the aforementioned drop in the global equity markets throughout most of the year. Additionally, prices of U.S. fixed-income futures moved higher as the U.S. Federal Reserve cut interest rates to an unprecedented target range of 0% to 0.25%, while European interest rate futures prices increased after the European Central Bank lowered borrowing costs in an attempt to stimulate economic growth.

.. Within the currency sector, gains were recorded primarily during March, April, May, and July from long positions in the Australian dollar, euro, and Chilean peso versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during the first six months of the year amid speculation that signs of a slowing U.S. economy would spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world. Short positions in the Korean won versus the U.S. dollar resulted in additional gains, primarily during March, as the value of the Korean won decreased relative to the U.S. dollar amid news of a widening Current-Account deficit out of Korea. Further gains were experienced during October and November from newly established short positions in the Australian dollar and euro versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid the aforementioned "flight-to-quality".

MORGAN STANLEY CHARTER GRAHAM L.P.

.. Within the agricultural markets, gains were recorded primarily during January, February, and June from long positions in corn futures as prices increased during the first half of the year following news that global production might drop, rising energy prices might boost demand for alternative biofuels made from ethanol, and severe floods in the U.S. Midwest had damaged crops. Meanwhile, short futures positions in cotton resulted in gains as prices dropped to a one-year low in September after the U.S. Department of Agriculture reported exports remained below average due to a decline in demand. Additional gains were experienced during October and November from short futures positions in wheat, corn, and cotton as prices decreased amid rising inventories and growing concerns that slowing global economic growth would erode demand for food, biofuels, and raw materials.

.. Smaller gains were recorded within the metals markets, primarily during the fourth quarter, from short futures positions in copper, zinc, aluminum, lead, and nickel as prices declined amid worries that a global economic recession would erode demand for base metals.

MORGAN STANLEY CHARTER WCM L.P.

                         [CHART]

                 Year ended December 31, 2008
                 ----------------------------
Currencies                 2.19%
Global Interest Rates     10.77%
Global Stock Indices       7.11%
Energies                   2.75%
Metals                     1.34%
Agriculturals              0.81%


Note:Reflects trading results only and does not include fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were recorded within the global interest rate sector throughout the majority of the year from long positions in U.S., European, and Australian fixed-income futures as prices moved higher in a worldwide "flight-to-quality" amid a consistent decline in the global equity markets. Additionally, prices of U.S. fixed-income futures moved higher as the U.S. Federal Reserve cut interest rates to an unprecedented target range of 0% to 0.25%, while European and Australian interest rate futures prices increased after the European Central Bank and Reserve Bank of Australia lowered borrowing costs in an attempt to stimulate economic growth.

.. Within the global stock index sector, gains were experienced primarily during February, March, and June from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were recorded during September, October, and November as equity prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system would not prevent a global recession.

MORGAN STANLEY CHARTER WCM L.P.

.. Within the energy markets, gains were recorded primarily during the first and second quarters from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Additional gains were recorded, primarily during November and December, from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown would erode energy demand.

.. Within the currency sector, gains were experienced primarily during January, February, March, and June, from long positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals during the first six months of the year amid speculation that signs of a slowing U.S. economy would spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world. Additional gains were recorded during October and November from newly established short positions in the British pound and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid the aforementioned "flight-to-quality". Elsewhere, long positions in the Japanese yen versus the U.S. dollar resulted in gains as the value of the Japanese yen increased relative to the U.S. dollar during the fourth quarter after a rise in risk aversion prompted investors to unwind existing carry trades.

.. Within the metals markets, gains were experienced from short positions in nickel, copper, and zinc futures as prices declined during the second half of the year amid worries that a global economic recession would erode demand for base metals.

.. Additional gains were recorded within the agricultural sector, primarily during January, February, and June, from long futures positions in corn and soybean oil as prices increased during the first half of the year following news that global production might drop, rising energy prices might boost demand for alternative biofuels made from ethanol, and severe floods in the U.S. Midwest had damaged crops. Smaller gains were experienced from long positions in cocoa futures as prices increased during June amid speculation that crops in the Ivory Coast, the world's largest cocoa producer, were developing more slowly than anticipated.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2008.

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

New York, New York
March 30, 2009

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P.:

  We have audited the internal control over financial reporting of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (collectively, the "Partnerships") as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnerships' internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

  In our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008, of the Partnerships and our report dated March 20, 2009, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 30, 2009

MORGAN STANLEY CHARTER SERIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P.:

  We have audited the accompanying statements of financial condition of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. (collectively, the "Partnerships"), including the condensed schedules of investments, as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Aspect L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter WCM L.P. at December 31, 2008 and 2007, and the results of their operations, their changes in partners' capital, and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, the Partnerships modified their classification of cash within the 2006 statements of cash flows to conform to 2007 and 2008 presentation.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnerships' internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2009, expressed an unqualified opinion on the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 30, 2009

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                      ------------------------
                                                          2008         2007
                                                      -----------  -----------
                                                           $            $
                                    ASSETS
Trading Equity:
 Unrestricted cash                                    155,972,722  261,151,086
 Restricted cash                                        4,511,014   24,139,711
                                                      -----------  -----------
   Total Cash                                         160,483,736  285,290,797
                                                      -----------  -----------
 Net unrealized loss on open contracts (MS&Co.)        (1,388,389)  (4,690,428)
 Net unrealized gain (loss) on open contracts (MSIP)     (105,063)      42,048
                                                      -----------  -----------
   Total net unrealized loss on open contracts         (1,493,452)  (4,648,380)
                                                      -----------  -----------

Options purchased (premiums paid $60,871 and
 $566,281, respectively)                                   33,971      425,159
                                                      -----------  -----------
   Total Trading Equity                               159,024,255  281,067,576
Interest receivable (MS&Co.)                               --          842,283
                                                      -----------  -----------
   Total Assets                                       159,024,255  281,909,859
                                                      ===========  ===========
                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                    11,187,909   10,555,801
Accrued brokerage fees (MS&Co.)                           784,414    1,430,423
Accrued management fees                                   346,450      631,770
Options written (premiums received $219,773 and
 $317,779, respectively)                                  194,835      185,984
Interest payable (MS&Co.)                                  12,183       --
                                                      -----------  -----------
   Total Liabilities                                   12,525,791   12,803,978
                                                      -----------  -----------
PARTNERS' CAPITAL
Limited Partners (13,330,566.139 and
 23,905,166.681 Units, respectively)                  145,023,184  266,111,229
General Partner (135,608.055 and
 269,014.055 Units, respectively)                       1,475,280    2,994,652
                                                      -----------  -----------
   Total Partners' Capital                            146,498,464  269,105,881
                                                      -----------  -----------
   Total Liabilities and Partners' Capital            159,024,255  281,909,859
                                                      ===========  ===========
NET ASSET VALUE PER UNIT                                    10.88        11.13
                                                      ===========  ===========

STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                ----------------------------------------------
                                     2008            2007            2006
                                --------------  --------------  --------------
                                       $               $               $
 INVESTMENT INCOME
  Interest income (MS&Co.)           3,338,645      15,890,523      19,614,906
                                --------------  --------------  --------------

 EXPENSES
  Brokerage fees (MS&Co.)           12,855,240      21,204,593      24,753,539
  Management fees                    5,677,730       9,365,362      10,932,810
                                --------------  --------------  --------------
    Total Expenses                  18,532,970      30,569,955      35,686,349
                                --------------  --------------  --------------

 NET INVESTMENT LOSS               (15,194,325)    (14,679,432)    (16,071,443)
                                --------------  --------------  --------------

 TRADING RESULTS
 Trading profit (loss):
  Realized                           8,407,556     (10,877,451)    (11,173,481)
  Net change in unrealized           3,162,293     (28,370,699)     36,663,458
                                --------------  --------------  --------------
    Total Trading Results           11,569,849     (39,248,150)     25,489,977
                                --------------  --------------  --------------

 NET INCOME (LOSS)                  (3,624,476)    (53,927,582)      9,418,534
                                ==============  ==============  ==============

 NET INCOME (LOSS) ALLOCATION:
 Limited Partners                   (3,581,347)    (53,333,596)      9,310,154
 General Partner                       (43,129)       (593,986)        108,380

 NET INCOME (LOSS) PER UNIT:
 Limited Partners                        (0.25)          (1.96)           0.39
 General Partner                         (0.25)          (1.96)           0.39

                                     UNITS           UNITS           UNITS
                                --------------  --------------  --------------
 WEIGHTED AVERAGE NUMBER
  OF UNITS OUTSTANDING          18,734,987.587  28,036,317.381  32,873,436.594

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                       ------------------------
                                                           2008        2007
                                                       -----------  -----------
                                                            $           $
                                    ASSETS
 Trading Equity:
  Unrestricted cash                                    177,032,429  113,780,309
  Restricted cash                                        4,101,527   14,032,075
                                                       -----------  -----------
    Total Cash                                         181,133,956  127,812,384
                                                       -----------  -----------
  Net unrealized gain on open contracts (MS&Co.)         7,917,392    4,686,052
  Net unrealized gain (loss) on open contracts (MSIP)     (406,906)     378,054
                                                       -----------  -----------
    Total net unrealized gain on open contracts          7,510,486    5,064,106
                                                       -----------  -----------
    Total Trading Equity                               188,644,442  132,876,490
 Interest receivable (MS&Co.)                               24,703      363,233
 Subscriptions receivable                                   --        4,909,605
                                                       -----------  -----------
    Total Assets                                       188,669,145  138,149,328
                                                       ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    13,633,679    1,559,031
 Incentive fee payable                                   1,678,806      --
 Accrued brokerage fees (MS&Co.)                           895,284      643,677
 Accrued management fees                                   298,428      214,559
                                                       -----------  -----------
    Total Liabilities                                   16,506,197    2,417,267
                                                       -----------  -----------
 PARTNERS' CAPITAL
 Limited Partners (7,582,467.939 and
  7,403,580.738 Units, respectively)                   170,429,845  134,313,027
 General Partner (77,106.223 and
  78,219.762 Units, respectively)                        1,733,103    1,419,034
                                                       -----------  -----------
    Total Partners' Capital                            172,162,948  135,732,061
                                                       -----------  -----------
    Total Liabilities and Partners' Capital            188,669,145  138,149,328
                                                       ===========  ===========
 NET ASSET VALUE PER UNIT                                    22.48        18.14
                                                       ===========  ===========

STATEMENTS OF OPERATIONS

                                      FOR THE YEARS ENDED DECEMBER 31,
                                -------------------------------------------
                                    2008           2007           2006
                                -------------  -------------  -------------
                                      $              $              $
    INVESTMENT INCOME
     Interest income (MS&Co.)       2,196,569      5,744,437      6,351,353
                                -------------  -------------  -------------
    EXPENSES
     Brokerage fees (MS&Co.)        9,627,330      7,691,517      6,530,451
     Incentive fees                 6,386,421      1,522,184      1,017,989
     Management fees                3,209,111      2,563,840      2,176,817
                                -------------  -------------  -------------
       Total Expenses              19,222,862     11,777,541      9,725,257
                                -------------  -------------  -------------
    NET INVESTMENT LOSS           (17,026,293)    (6,033,104)    (3,373,904)
                                -------------  -------------  -------------
    TRADING RESULTS
    Trading profit (loss):
     Realized                      50,386,195     11,541,699     20,452,188
     Net change in unrealized       2,446,380        265,340     (2,621,922)
                                -------------  -------------  -------------
       Total Trading Results       52,832,575     11,807,039     17,830,266
                                -------------  -------------  -------------
    NET INCOME                     35,806,282      5,773,935     14,456,362
                                =============  =============  =============
    NET INCOME ALLOCATION:
    Limited Partners               35,427,485      5,706,008     14,299,103
    General Partner                   378,797         67,927        157,259
    NET INCOME PER UNIT:
    Limited Partners                     4.34           0.76           1.65
    General Partner                      4.34           0.76           1.65

                                    UNITS          UNITS          UNITS
                                -------------  -------------  -------------
    WEIGHTED AVERAGE NUMBER
     OF UNITS OUTSTANDING       8,141,229.423  7,366,524.555  8,031,729.450

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                               DECEMBER 31,
                                                         -----------------------
                                                            2008         2007
                                                         ----------- -----------
                                                             $            $
                                    ASSETS
Trading Equity:
 Unrestricted cash                                       550,525,640 428,483,746
 Restricted cash                                          13,066,966  11,795,125
                                                         ----------- -----------
   Total Cash                                            563,592,606 440,278,871
                                                         ----------- -----------

 Net unrealized gain (loss) on open contracts (MS&Co.)       550,003    (269,587)
 Net unrealized gain on open contracts (MSIP)                433,388      64,122
                                                         ----------- -----------
   Total net unrealized gain (loss) on open contracts        983,391    (205,465)
                                                         ----------- -----------
   Total Trading Equity                                  564,575,997 440,073,406
Interest receivable (MS&Co.)                                  37,440   1,136,385
Subscriptions receivable                                     --        6,032,184
                                                         ----------- -----------
   Total Assets                                          564,613,437 447,241,975
                                                         =========== ===========

                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                       34,123,015   3,952,743
Accrued brokerage fees (MS&Co.)                            2,747,331   2,261,439
Accrued incentive fee payable                              2,289,365          --
Accrued management fees                                      915,777     753,813
                                                         ----------- -----------
   Total Liabilities                                      40,075,488   6,967,995
                                                         ----------- -----------
PARTNERS' CAPITAL
Limited Partners (17,828,720.751 and
 19,771,249.924 Units, respectively)                     519,261,648 435,434,673
General Partner (181,160.501 and
 219,732.501 Units, respectively)                          5,276,301   4,839,307
                                                         ----------- -----------
   Total Partners' Capital                               524,537,949 440,273,980
                                                         ----------- -----------
   Total Liabilities and Partners' Capital               564,613,437 447,241,975
                                                         =========== ===========
NET ASSET VALUE PER UNIT                                       29.13       22.02
                                                         =========== ===========

STATEMENTS OF OPERATIONS

                                     FOR THE YEARS ENDED DECEMBER 31,
                              ----------------------------------------------
                                   2008            2007            2006
                              --------------  --------------  --------------
                                     $               $               $
  INVESTMENT INCOME
   Interest income (MS&Co.)        6,692,461      18,458,473      19,833,324
                              --------------  --------------  --------------

  EXPENSES
   Brokerage fees (MS&Co.)        29,411,873      25,051,583      25,529,062
   Incentive fee                  11,182,834              --              --
   Management fees                 9,803,959       8,350,531       8,509,689
                              --------------  --------------  --------------
     Total Expenses               50,398,666      33,402,114      34,038,751
                              --------------  --------------  --------------

  NET INVESTMENT LOSS            (43,706,205)    (14,943,641)    (14,205,427)
                              --------------  --------------  --------------

  TRADING RESULTS
  Trading profit (loss):
   Realized                      182,983,623      78,593,971      23,818,303
   Net change in unrealized        1,188,856     (12,743,529)      9,679,307
                              --------------  --------------  --------------
     Total Trading Results       184,172,479      65,850,442      33,497,610
                              --------------  --------------  --------------

  NET INCOME                     140,466,274      50,906,801      19,292,183
                              ==============  ==============  ==============

  NET INCOME ALLOCATION:
  Limited Partners               138,967,665      50,355,831      19,081,838
  General Partner                  1,498,609         550,970         210,345

  NET INCOME PER UNIT:
  Limited Partners                      7.11            2.56            0.86
  General Partner                       7.11            2.56            0.86

                                   UNITS           UNITS           UNITS
                              --------------  --------------  --------------
  WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING       19,521,771.478  20,459,587.918  22,125,527.008

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                            DECEMBER 31,
                                                       ----------------------
                                                          2008        2007
                                                       ----------- ----------
                                                           $           $
                                    ASSETS
 Trading Equity:
  Unrestricted cash                                    134,831,012 72,376,602
  Restricted cash                                        3,635,855  6,848,850
                                                       ----------- ----------
    Total Cash                                         138,466,867 79,225,452
                                                       ----------- ----------

  Net unrealized gain on open contracts (MS&Co.)         1,871,358  1,340,211
  Net unrealized gain (loss) on open contracts (MSIP)      532,724   (242,371)
                                                       ----------- ----------
    Total net unrealized gain on open contracts          2,404,082  1,097,840
                                                       ----------- ----------
    Total Trading Equity                               140,870,949 80,323,292
 Interest receivable (MS&Co.)                               17,334    205,192
 Subscriptions receivable                                  --       4,554,302
                                                       ----------- ----------
    Total Assets                                       140,888,283 85,082,786
                                                       =========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                     5,235,101    745,064
 Accrued brokerage fees (MS&Co.)                           687,015    401,840
 Accrued incentive fee payable                             242,980     --
 Accrued management fees                                   229,005    133,946
                                                       ----------- ----------
    Total Liabilities                                    6,394,101  1,280,850
                                                       ----------- ----------
 PARTNERS' CAPITAL
 Limited Partners (10,227,801.856 and
  7,355,246.125 Units, respectively)                   133,141,833 82,918,267
 General Partner (103,885.857 and
  78,385.637 Units, respectively)                        1,352,349    883,669
                                                       ----------- ----------
    Total Partners' Capital                            134,494,182 83,801,936
                                                       ----------- ----------
    Total Liabilities and Partners' Capital            140,888,283 85,082,786
                                                       =========== ==========
 NET ASSET VALUE PER UNIT                                    13.02      11.27
                                                       =========== ==========

STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------------
                                     2008           2007           2006
                                 -------------  -------------  -------------
                                       $              $              $
  INVESTMENT INCOME
   Interest income (MS&Co.)          1,517,958      2,721,187      2,148,805
                                 -------------  -------------  -------------

  EXPENSES
   Brokerage fees (MS&Co.)           6,945,739      3,859,018      2,296,027
   Incentive fees                    3,078,061        995,125         41,912
   Management fees                   2,315,246      1,286,341        765,342
                                 -------------  -------------  -------------
     Total Expenses                 12,339,046      6,140,484      3,103,281
                                 -------------  -------------  -------------

  NET INVESTMENT LOSS              (10,821,088)    (3,419,297)      (954,476)
                                 -------------  -------------  -------------

  TRADING RESULTS
  Trading profit (loss):
   Realized                         25,147,601     11,055,850       (731,319)
   Net change in unrealized          1,306,242          3,051        708,969
                                 -------------  -------------  -------------
     Total Trading Results          26,453,843     11,058,901        (22,350)
                                 -------------  -------------  -------------

  NET INCOME (LOSS)                 15,632,755      7,639,604       (976,826)
                                 =============  =============  =============

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                  15,467,529      7,561,278       (966,683)
  General Partner                      165,226         78,326        (10,143)

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                        1.75           1.06          (0.25)
  General Partner                         1.75           1.06          (0.25)

                                     UNITS          UNITS          UNITS
                                 -------------  -------------  -------------
  WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING          9,583,683.847  6,281,449.679  4,228,142.814

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                         UNITS OF
                        PARTNERSHIP      LIMITED       GENERAL
                         INTEREST        PARTNERS      PARTNER       TOTAL
                      ---------------  ------------  ----------  ------------
                                            $             $            $
  Partners' Capital,
  December 31, 2005    30,941,125.328   388,854,021   4,210,292   393,064,313
  Offering of Units     6,727,952.165    86,512,830     360,000    86,872,830
  Net income                 --           9,310,154     108,380     9,418,534
  Redemptions         (6,564,988.742)   (82,098,811)   (224,821)  (82,323,632)
                      ---------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2006    31,104,088.751   402,578,194   4,453,851   407,032,045
  Net loss                   --         (53,333,596)   (593,986)  (53,927,582)
  Redemptions         (6,929,908.015)   (83,133,369)   (865,213)  (83,998,582)
                      ---------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2007    24,174,180.736   266,111,229   2,994,652   269,105,881
  Net loss                   --          (3,581,347)    (43,129)   (3,624,476)
  Redemptions         (10,708,006.542) (117,506,698) (1,476,243) (118,982,941)
                      ---------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2008    13,466,174.194   145,023,184   1,475,280   146,498,464
                      ===============  ============  ==========  ============

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER      TOTAL
                        --------------  -----------  ---------  -----------
                                             $           $           $
    Partners' Capital,
    December 31, 2005    9,210,124.323  143,289,197  1,597,108  144,886,305
    Offering of Units      863,480.025   14,587,304      --      14,587,304
    Net income                --         14,299,103    157,259   14,456,362
    Redemptions         (2,931,765.891) (49,426,054)  (403,501) (49,829,555)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006    7,141,838.457  122,749,550  1,350,866  124,100,416
    Offering of Units    1,749,693.684   30,467,524     80,000   30,547,524
    Net income                --          5,706,008     67,927    5,773,935
    Redemptions         (1,409,731.641) (24,610,055)   (79,759) (24,689,814)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2007    7,481,800.500  134,313,027  1,419,034  135,732,061
    Offering of Units    2,655,463.507   51,901,053    370,000   52,271,053
    Net income                --         35,427,485    378,797   35,806,282
    Redemptions         (2,477,689.845) (51,211,720)  (434,728) (51,646,448)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2008    7,659,574.162  170,429,845  1,733,103  172,162,948
                        ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                         UNITS OF
                        PARTNERSHIP     LIMITED       GENERAL
                         INTEREST       PARTNERS      PARTNER       TOTAL
                      --------------  ------------  ----------  ------------
                                           $             $            $
  Partners' Capital,
  December 31, 2005   22,656,744.737   416,811,790   4,509,689   421,321,479
  Offering of Units    4,357,310.697    84,188,382      --        84,188,382
  Net income                --          19,081,838     210,345    19,292,183
  Redemptions         (5,436,310.556) (104,603,592)   (222,661) (104,826,253)
                      --------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2006   21,577,744.878   415,478,418   4,497,373   419,975,791
  Offering of Units    2,648,660.176    54,876,900      --        54,876,900
  Net income                --          50,355,831     550,970    50,906,801
  Redemptions         (4,235,422.629)  (85,276,476)   (209,036)  (85,485,512)
                      --------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2007   19,990,982.425   435,434,673   4,839,307   440,273,980
  Offering of Units    4,209,433.764   108,216,510      --       108,216,510
  Net income                --         138,967,665   1,498,609   140,466,274
  Redemptions         (6,190,534.937) (163,357,200) (1,061,615) (164,418,815)
                      --------------  ------------  ----------  ------------
  Partners' Capital,
  December 31, 2008   18,009,881.252   519,261,648   5,276,301   524,537,949
                      ==============  ============  ==========  ============

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                           UNITS OF
                          PARTNERSHIP     LIMITED     GENERAL
                           INTEREST       PARTNERS    PARTNER      TOTAL
                        --------------  -----------  ---------  -----------
                                             $           $           $
    Partners' Capital,
    December 31, 2005    4,411,486.544   45,625,125    506,416   46,131,541
    Offering of Units    1,273,546.608   13,270,384     50,000   13,320,384
    Net loss                  --           (966,683)   (10,143)    (976,826)
    Redemptions         (1,343,586.218) (14,093,109)   (70,930) (14,164,039)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2006    4,341,446.934   43,835,717    475,343   44,311,060
    Offering of Units    4,185,306.181   42,984,801    330,000   43,314,801
    Net income                --          7,561,278     78,326    7,639,604
    Redemptions         (1,093,121.353) (11,463,529)     --     (11,463,529)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2007    7,433,631.762   82,918,267    883,669   83,801,936
    Offering of Units    4,562,563.655   55,382,694    460,000   55,842,694
    Net income                --         15,467,529    165,226   15,632,755
    Redemptions         (1,664,507.704) (20,626,657)  (156,546) (20,783,203)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2008   10,331,687.713  133,141,833  1,352,349  134,494,182
                        ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

STATEMENTS OF CASH FLOWS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                              2008          2007         2006
                                          ------------  -----------  -----------
                                               $             $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                           (3,624,476) (53,927,582)   9,418,534
Noncash item included in net income
 (loss):
  Net change in unrealized                  (3,162,293)  28,370,699  (36,663,458)
(Increase) decrease in operating assets:
  Restricted cash                           19,628,697   14,479,982   14,834,038
  Net premiums paid for options
   purchased                                   505,410     (275,369)    (290,912)
  Interest receivable (MS&Co.)                 842,283      838,385     (543,846)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (MS&Co.)             (646,009)    (499,711)     (49,809)
  Accrued management fees                     (285,320)    (220,705)     (22,000)
  Net premiums received for options
   written                                     (98,006)     148,685      169,094
  Interest payable (MS&Co.)                     12,183       --           --
                                          ------------  -----------  -----------
Net cash provided by (used for)
 operating activities                       13,172,469  (11,085,616) (13,148,359)
                                          ------------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units           --            --      100,627,569
Cash paid for redemptions of Units        (118,350,833) (82,393,180) (78,088,412)
                                          ------------  -----------  -----------
Net cash provided by (used for)
 financing activities                     (118,350,833) (82,393,180)  22,539,157
                                          ------------  -----------  -----------

Net increase (decrease) in
 unrestricted cash                        (105,178,364) (93,478,796)   9,390,798
Unrestricted cash at beginning
 of period                                 261,151,086  354,629,882  345,239,084
                                          ------------  -----------  -----------

Unrestricted cash at end of period         155,972,722  261,151,086  354,629,882
                                          ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

STATEMENTS OF CASH FLOWS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                            2008         2007         2006
                                        -----------  -----------  -----------
                                             $            $            $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net income                             35,806,282    5,773,935   14,456,362
  Noncash item included in net
   income:
    Net change in unrealized             (2,446,380)    (265,340)   2,621,922
  (Increase) decrease in operating
   assets:
    Restricted cash                       9,930,548     (613,553)  (1,731,359)
    Interest receivable (MS&Co.)            338,530      121,095        2,447
  Increase (decrease) in operating
   liabilities:
    Accrued incentive fees                1,678,806   (1,017,989)   1,017,989
    Accrued brokerage fees (MS&Co.)         251,607       36,004     (156,405)
    Accrued management fees                  83,869       12,001      (52,135)
                                        -----------  -----------  -----------
  Net cash provided by operating
   activities                            45,643,262    4,046,153   16,158,821
                                        -----------  -----------  -----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash received from offering of Units   57,180,658   27,741,173   13,509,630
  Cash paid for redemptions of Units    (39,571,800) (27,224,419) (50,752,969)
                                        -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities                  17,608,858      516,754  (37,243,339)
                                        -----------  -----------  -----------

  Net increase (decrease) in
   unrestricted cash                     63,252,120    4,562,907  (21,084,518)
  Unrestricted cash at beginning
   of period                            113,780,309  109,217,402  130,301,920
                                        -----------  -----------  -----------

  Unrestricted cash at end of period    177,032,429  113,780,309  109,217,402
                                        ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                            2008          2007         2006
                                        ------------  -----------  ------------
                                             $             $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                               140,466,274   50,906,801    19,292,183
Noncash item included in net
 income:
  Net change in unrealized                (1,188,856)  12,743,529    (9,679,307)
(Increase) decrease in operating
 assets:
  Restricted cash                         (1,271,841)  44,350,072   (26,297,125)
  Interest receivable (MS&Co.)             1,098,945      688,008      (493,263)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (MS&Co.)            485,892      137,612       (70,688)
  Accrued incentive fee                    2,289,365           --            --
  Accrued management fees                    161,964       45,871       (23,563)
                                        ------------  -----------  ------------
Net cash provided by (used for)
 operating activities                    142,041,743  108,871,893   (17,271,763)
                                        ------------  -----------  ------------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units     114,248,694   52,162,191    89,829,892
Cash paid for redemptions of Units      (134,248,543) (93,406,701) (108,265,689)
                                        ------------  -----------  ------------
Net cash used for financing activities   (19,999,849) (41,244,510)  (18,435,797)
                                        ------------  -----------  ------------

Net increase (decrease) in
 unrestricted cash                       122,041,894   67,627,383   (35,707,560)
Unrestricted cash at beginning
 of period                               428,483,746  360,856,363   396,563,923
                                        ------------  -----------  ------------

Unrestricted cash at end of period       550,525,640  428,483,746   360,856,363
                                        ============  ===========  ============

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

STATEMENTS OF CASH FLOWS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                              2008         2007         2006
                                          -----------  -----------  -----------
                                               $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                          15,632,755    7,639,604     (976,826)
Noncash item included in net
 income (loss):
  Net change in unrealized                 (1,306,242)      (3,051)    (708,969)
(Increase) decrease in operating assets:
  Restricted cash                           3,212,995      (51,082)   1,480,693
  Interest receivable (MS&Co.)                187,858      (33,634)     (33,626)
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (MS&Co.)             285,175      189,676      (23,917)
  Accrued incentive fees                      242,980      (41,912)      41,912
  Accrued management fees                      95,059       63,225       (7,973)
                                          -----------  -----------  -----------
Net cash provided by (used for)
 operating activities                      18,350,580    7,762,826     (228,706)
                                          -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash received from offering of Units       60,396,996   42,504,231    9,845,502
Cash paid for redemptions of Units        (16,293,166) (12,923,139) (13,193,605)
                                          -----------  -----------  -----------
Net cash provided by (used for)
 financing activities                      44,103,830   29,581,092   (3,348,103)
                                          -----------  -----------  -----------

Net increase (decrease) in
 unrestricted cash                         62,454,410   37,343,918   (3,576,809)
Unrestricted cash at beginning
 of period                                 72,376,602   35,032,684   38,609,493
                                          -----------  -----------  -----------

Unrestricted cash at end of period        134,831,012   72,376,602   35,032,684
                                          ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER CAMPBELL L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007

                                               LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                      GAIN       OF NET ASSETS       LOSS       OF NET ASSETS  GAIN/(LOSS)
------------------------------                 --------------- ------------- ---------------- ------------- --------------
2008 PARTNERSHIP NET ASSETS: $146,498,464             $              %              $               %             $
      Commodity                                       8,130        0.01           (157,027)       (0.11)        (148,897)
      Equity                                         56,182        0.04           (188,676)       (0.13)        (132,494)
      Foreign currency                            1,629,758        1.11           (868,681)       (0.59)         761,077
      Interest rate                                 511,819        0.35           (131,372)       (0.09)         380,447
                                                  ---------        ----         ----------        -----       ----------
        Grand Total:                              2,205,889        1.51         (1,345,756)       (0.92)         860,133
                                                  =========        ====         ==========        =====
        Unrealized Currency Loss                                                                              (2,353,585)
                                                                                                              ----------
       Total Net Unrealized Loss                                                                              (1,493,452)
                                                                                                              ==========

                                                  FAIR VALUE % OF NAV
          -                                       ---------- --------
                                                      $         %
          Options purchased on Futures Contracts      --        --
          Options purchased on Forward Contracts     33,971    0.02
          Options written on Futures Contracts        --        --
          Options written on Forward Contracts     (194,835)  (0.13)

MORGAN STANLEY CHARTER CAMPBELL L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007 (continued)

                                                LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                    GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------                  --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $269,105,881              $              %              $               %             $
      Commodity                                      935,918         0.35         (478,491)        (0.18)         457,427
      Equity                                         815,999         0.30           12,433          0.01          828,432
      Foreign currency                            (6,080,933)       (2.26)         772,643          0.29       (5,308,290)
      Interest rate                                  687,429         0.25         (260,170)        (0.10)         427,259
                                                  ----------        -----         --------         -----       ----------
        Grand Total:                              (3,641,587)       (1.36)          46,415          0.02       (3,595,172)
                                                  ==========        =====         ========         =====
        Unrealized Currency Loss                                                                               (1,053,208)
                                                                                                               ----------
       Total Net Unrealized Loss                                                                               (4,648,380)
                                                                                                               ==========

                                             FAIR VALUE % OF NAV
                                             ---------- --------
                                                 $         %
     Options purchased on Futures Contracts      --         --
     Options purchased on Forward Contracts    425,159    0.16
     Options written on Futures Contracts        --         --
     Options written on Forward Contracts     (185,984)  (0.07)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER ASPECT L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:               GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
2008 PARTNERSHIP NET ASSETS: $172,162,948         $              %              $               %             $
      Commodity                                 253,941         0.15          (332,170)       (0.19)        (78,229)
      Equity                                      2,335          --           (115,208)       (0.07)       (112,873)
      Foreign currency                          674,424         0.39        (1,113,530)       (0.65)       (439,106)
      Interest rate                           7,328,297         4.26            --              --        7,328,297
                                              ---------        -----        ----------        -----       ---------
        Grand Total:                          8,258,997         4.80        (1,560,908)       (0.91)      6,698,089
                                              =========        =====        ==========        =====
        Unrealized Currency Gain                                                                            812,397
                                                                                                          ---------
       Total Net Unrealized Gain                                                                          7,510,486
                                                                                                          =========

2007 PARTNERSHIP NET ASSETS: $135,732,061
      Commodity                               2,994,888         2.21           261,616         0.19       3,256,504
      Equity                                     84,465         0.06            (3,274)         --           81,191
      Foreign currency                         (351,606)       (0.26)         (238,458)       (0.18)       (590,064)
      Interest rate                           1,502,065         1.11           510,676         0.38       2,012,741
                                              ---------        -----        ----------        -----       ---------
        Grand Total:                          4,229,812         3.12           530,560         0.39       4,760,372
                                              =========        =====        ==========        =====
        Unrealized Currency Gain                                                                            303,734
                                                                                                          ---------
       Total Net Unrealized Gain                                                                          5,064,106
                                                                                                          =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER GRAHAM L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:               GAIN/(LOSS)   OF NET ASSETS       LOSS       OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
2008 PARTNERSHIP NET ASSETS: $524,537,949         $              %              $               %             $
      Commodity                               1,188,652         0.23        (1,611,368)       (0.31)        (422,716)
      Equity                                      3,701          --           (198,181)       (0.03)        (194,480)
      Foreign currency                          329,587         0.06        (1,682,150)       (0.32)      (1,352,563)
      Interest rate                           1,808,595         0.34           (30,243)       (0.01)       1,778,352
                                             ----------        -----        ----------        -----       ----------
        Grand Total:                          3,330,535         0.63        (3,521,942)       (0.67)        (191,407)
                                             ==========        =====        ==========        =====
        Unrealized Currency Gain                                                                           1,174,798
                                                                                                          ----------
       Total Net Unrealized Gain                                                                             983,391
                                                                                                          ==========

2007 PARTNERSHIP NET ASSETS: $440,273,980
      Commodity                               1,186,484         0.27          (118,001)       (0.03)       1,068,483
      Equity                                   (102,031)       (0.02)          (23,945)       (0.01)        (125,976)
      Foreign currency                       (1,534,962)       (0.34)         (914,641)       (0.21)      (2,449,603)
      Interest rate                             381,109         0.08          (597,710)       (0.13)        (216,601)
                                             ----------        -----        ----------        -----       ----------
        Grand Total:                            (69,400)       (0.01)       (1,654,297)       (0.38)      (1,723,697)
                                             ==========        =====        ==========        =====
        Unrealized Currency Gain                                                                           1,518,232
                                                                                                          ----------
       Total Net Unrealized Loss                                                                            (205,465)
                                                                                                          ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WCM L.P.

CONDENSED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2008 AND 2007

                                           LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:               GAIN/(LOSS)   OF NET ASSETS       LOSS       OF NET ASSETS  GAIN/(LOSS)
------------------------------             --------------- ------------- ---------------- ------------- --------------
2008 PARTNERSHIP NET ASSETS: $134,494,182         $              %              $               %             $
      Commodity                                 384,008         0.28          (477,406)       (0.35)        (93,398)
      Equity                                        960          --            (52,288)       (0.04)        (51,328)
      Foreign currency                          230,423         0.17          (713,189)       (0.53)       (482,766)
      Interest rate                           2,943,278         2.19            (3,840)         --        2,939,438
                                              ---------        -----        ----------        -----       ---------
        Grand Total:                          3,558,669         2.64        (1,246,723)       (0.92)      2,311,946
                                              =========        =====        ==========        =====
        Unrealized Currency Gain                                                                             92,136
                                                                                                          ---------
       Total Net Unrealized Gain                                                                          2,404,082
                                                                                                          =========

2007 PARTNERSHIP NET ASSETS: $83,801,936
      Commodity                               1,260,450         1.50          (115,496)       (0.14)      1,144,954
      Equity                                     41,882         0.05            15,947         0.02          57,829
      Foreign currency                         (232,623)       (0.27)          (19,555)       (0.02)       (252,178)
      Interest rate                             126,895         0.15           (30,995)       (0.04)         95,900
                                              ---------        -----        ----------        -----       ---------
        Grand Total:                          1,196,604         1.43          (150,099)       (0.18)      1,046,505
                                              =========        =====        ==========        =====
        Unrealized Currency Gain                                                                             51,335
                                                                                                          ---------
       Total Net Unrealized Gain                                                                          1,097,840
                                                                                                          =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION.  Morgan Stanley Charter Campbell L.P. ("Charter Campbell"),
Morgan Stanley Charter Aspect L.P. ("Charter Aspect"), Morgan Stanley Charter Graham L.P. ("Charter Graham"), and Morgan Stanley Charter WCM L.P. ("Charter WCM") (individually, a "Partnership", and collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The Partnerships may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of a Futures Interest or underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.
  Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of an option and the premium received/premiums paid is treated as an unrealized gain or loss.
  The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. For Charter Campbell, Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  Effective May 1, 2006, Charter Campbell no longer accepts any subscriptions for units of limited partnership interest ("Units(s)") in the partnership.
  On April 1, 2007, Morgan Stanley merged Morgan Stanley DW Inc. ("Morgan Stanley DW") into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnerships' principal U.S. commodity broker-dealer.
  On April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc.
  Effective December 1, 2008, Charter Aspect, Charter Graham, and Charter WCM no longer offer Units for purchase or exchange.
  Effective January 1, 2009, Graham Capital Management, L.P. ("Graham") began trading 100% of Charter Graham's assets pursuant to K4D-15 at the standard leverage. Prior to January 1, 2009, Graham traded approximately 50% of Charter Graham's assets pursuant to its Global Diversified Program at 1.5 times the standard leverage it applied for such program and approximately 50% of Charter Graham's assets pursuant to its K4 Program at 1.5 times the standard leverage it applied for such program.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based on their proportional ownership interests.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)



REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts. The resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. Monthly, MS&Co. credits each Partnership with interest income on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay or charge other similar customers on margin deposits. In addition, MS&Co. credits at each month end each Partnership with interest income on 100% of such Partnership's assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. For purposes of such interest payments, Net Assets do not include monies owed to the Partnerships on forward contracts and other Futures Interests.
  The Partnerships' functional currency is the U.S. dollar; however, the Partnerships may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


NET INCOME (LOSS) PER UNIT. Net income (loss) per Unit is computed using the weighted average number of Units outstanding during the period.

TRADING EQUITY. The Partnerships' asset "Trading Equity," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with MS&Co. and MSIP to be used as margin for trading; (B) net unrealized gains or losses on futures and forward contracts, which are valued at fair value and calculated as the difference between original contract value and fair value; and for Partnerships which trade in options; and, if any, (C) options purchased at fair value. Options written at fair value are recorded in "Liabilities".
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIP acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIP, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreement with MS&Co., as the counterparty on such contracts. The Partnerships have consistently applied their right to offset.

RESTRICTED AND UNRESTRICTED CASH. As reflected on the Partnerships' Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

BROKERAGE AND RELATED TRANSACTION FEES AND COSTS. Each Partnership currently pays a flat-rate monthly brokerage fee of 1/12 of 6% of the Partnership's Net Assets as of the first day of each month (a 6% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.
  Subsequent to September 15, 2006, for Charter Aspect and subsequent to September 30, 2006, for Charter WCM, no brokerage fees were paid until December 1, 2006, given the absence of Futures Interests trading.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


OPERATING EXPENSES. The Partnerships incur monthly management fees and may incur an incentive fee. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees, and other related expenses are borne by MS&Co. through the brokerage fees paid by the Partnerships.

CONTINUING OFFERING. Units of each Partnership were offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of each month. Effective September 30, 2006, subscriptions for Units of Charter Aspect and Charter WCM were not accepted until November 30, 2006, month-end closing when Aspect and Winton commenced trading. No selling commissions or charges related to the continuing offering of Units were paid by the limited partners or the Partnerships. MS&Co. paid all such costs.
  Effective May 1, 2006, Charter Campbell no longer accepted any subscriptions for Units in the Partnership.
  Effective December 1, 2008, Charter Aspect, Charter Graham, and Charter WCM no longer offered Units for purchase or exchange.

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


EXCHANGES. On the last day of the first month which occurred more than six months after a person first became a limited partner in each Partnership except Charter Campbell, and at the end of each month thereafter, limited partners could exchange their Units among Charter Aspect, Charter Graham, and Charter WCM (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.
  Effective September 30, 2006, Charter Aspect and Charter WCM did not accept any exchanges of Units from any other Charter Series of Funds until the November 30, 2006, month-end closing when Aspect and Winton commenced trading.
  Effective May 1, 2006, Charter Campbell no longer accepted any exchanges of Units from any other Charter Series of fund for Units of Charter Campbell.
  Effective December 1, 2008, Charter Aspect, Charter Graham, and Charter WCM no longer offer Units for purchase or exchange.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnerships' profits.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes. The Partnerships file U.S. federal and state tax returns.
  Management has continued to evaluate the application of Financial Accounting Standards Board (the "FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48") to the Partnership, and has determined that FIN 48 does not have a material impact on the Partnerships' financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

DISSOLUTION OF THE PARTNERSHIPS. Charter Aspect will terminate on December 31, 2025 and Charter Campbell, Charter Graham, and Charter WCM will terminate on December 31, 2035, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

RECLASSIFICATIONS. Certain 2006 amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2007 and 2008 presentation. Such reclassifications have no impact on the Partnerships' reported net income (loss).

NEW ACCOUNTING DEVELOPMENTS. In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnerships are currently evaluating the impact of the adoption of SFAS 161.
  In September 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standards ("FAS") No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 ("FSP FAS No. 133-1 and FIN 45-4"). FSP FAS No. 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. The Partnerships are currently evaluating the impact of adopting FSP FAS No. 133-1 and FIN 45-4.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS No. 157-3"). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP FAS No. 157-3 did not have a material impact on the Partnership's financial statements.

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

--------------------------------------------------------------------------------
3. TRADING ADVISORS
Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2008, were as follows:
Morgan Stanley Charter Campbell L.P.
  Campbell & Company, Inc.

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

INCENTIVE FEE. Each Partnership's incentive fee is equal to 20% of trading profits paid on a monthly basis.
  Effective as of September 15, 2006, for Charter Aspect and September 30, 2006, for Charter WCM, no incentive fees were paid until December 1, 2006, when Aspect and Winton commenced trading.
  Trading profits represent the amount by which profits from futures, forwards, and options trading exceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a calendar month, the trading advisor must recover such losses before that trading advisor is eligible for an incentive fee in the future. Cumulative trading losses are adjusted on a pro-rated basis for the amount of each month's net contributions for each trading advisor.
  Charter Aspect and Charter WCM each pay an incentive fee to Aspect and Winton, respectively, based upon the performance of each trading advisor beginning December 1, 2006, without regard to any losses incurred by the prior trading advisor(s).

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.
  The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.
  The Partnerships' contracts are accounted for on a trade-date basis and marked to market on a daily basis. Each Partnership accounts for its derivative investments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

CHARTER CAMPBELL

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS          LONGEST MATURITIES
               ----------------------------------  -------------------
                              OFF-                             OFF-
                EXCHANGE-   EXCHANGE-              EXCHANGE- EXCHANGE-
          YEAR   TRADED      TRADED       TOTAL     TRADED    TRADED
          ---- ----------  ----------  ----------  --------- ---------
                    $           $           $
          2008 (2,252,566)    759,114  (1,493,452) Sep. 2009 Mar. 2009
          2007    660,093  (5,308,473) (4,648,380) Sep. 2008 Mar. 2008

CHARTER ASPECT

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2008 7,949,609 (439,123) 7,510,486 Mar. 2010 Jan. 2009
             2007 5,510,058 (445,952) 5,064,106 Mar. 2009 Jan. 2008

CHARTER GRAHAM

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------  -------------------
                              OFF-                           OFF-
                 EXCHANGE-  EXCHANGE-            EXCHANGE- EXCHANGE-
            YEAR  TRADED     TRADED      TOTAL    TRADED    TRADED
            ---- --------- ----------  --------  --------- ---------
                     $          $          $
            2008 2,306,468 (1,323,077)  983,391  Jun. 2010 Mar. 2009
            2007 2,077,012 (2,282,477) (205,465) Jun. 2009 Mar. 2008

CHARTER WCM

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2008 2,404,082    --     2,404,082 Jun. 2010    --
             2007 1,097,840    --     1,097,840 Jun. 2009    --

  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  The Partnerships also have credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for each Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $158,231,170 and $285,950,890 for Charter Campbell, $189,083,565 and $133,322,442 for Charter Aspect, $565,899,074 and $442,355,883
for Charter Graham, and $140,870,949 and $80,323,292 for Charter WCM at December 31, 2008 and 2007, respectively. With respect to each Partnership's off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, Charter Campbell is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with the counterparties. These agreements, which seek to reduce both the Partnerships' and the counterparties' exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s or MSCG's bankruptcy or insolvency.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)

  In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements". Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market price (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
  SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1--unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2--inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3--unobservable inputs for the asset or liability (including the Partnership's own assumptions used in determining the fair value of investments).
  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnerships' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
  The Partnerships adopted SFAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Partnerships' financial statements.

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)


  The following table summarizes the valuation of each Partnership's investments by the above SFAS 157 fair value hierarchy as of December 31, 2008:

CHARTER CAMPBELL

                       QUOTED
                      PRICES IN
                       ACTIVE
                       MARKETS    SIGNIFICANT
                         FOR         OTHER    SIGNIFICANT
                      IDENTICAL   OBSERVABLE  UNOBSERVABLE
                       ASSETS       INPUTS       INPUTS
                      (LEVEL 1)    (LEVEL 2)   (LEVEL 3)      TOTAL
                     -----------  ----------- ------------ -----------
         ASSETS
         Unrealized
         gain (loss)
         on open
         contracts   $(2,252,566)  $759,114       n/a      $(1,493,452)
         Options
         purchased        --       $ 33,971       n/a      $    33,971
         LIABILITIES
         Options
         written          --       $194,835       n/a      $   194,835

CHARTER ASPECT

                        QUOTED
                       PRICES IN
                        ACTIVE
                        MARKETS   SIGNIFICANT
                          FOR        OTHER    SIGNIFICANT
                       IDENTICAL  OBSERVABLE  UNOBSERVABLE
                        ASSETS      INPUTS       INPUTS
                       (LEVEL 1)   (LEVEL 2)   (LEVEL 3)     TOTAL
                       ---------- ----------- ------------ ----------
           ASSETS
           Unrealized
           gain (loss)
           on open
           contracts   $7,949,609  $(439,123)     n/a      $7,510,486

CHARTER GRAHAM

                        QUOTED
                       PRICES IN
                        ACTIVE
                        MARKETS   SIGNIFICANT
                          FOR        OTHER     SIGNIFICANT
                       IDENTICAL  OBSERVABLE   UNOBSERVABLE
                        ASSETS      INPUTS        INPUTS
                       (LEVEL 1)   (LEVEL 2)    (LEVEL 3)    TOTAL
                       ---------- -----------  ------------ --------
           ASSETS
           Unrealized
           gain (loss)
           on open
           contracts   $2,306,468 $(1,323,077)     n/a      $983,391

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)



CHARTER WCM

                       QUOTED
                      PRICES IN
                       ACTIVE
                       MARKETS   SIGNIFICANT
                         FOR        OTHER    SIGNIFICANT
                      IDENTICAL  OBSERVABLE  UNOBSERVABLE
                       ASSETS      INPUTS       INPUTS
                      (LEVEL 1)   (LEVEL 2)   (LEVEL 3)     TOTAL
                      ---------- ----------- ------------ ----------
           ASSETS
           Unrealized
           gain on
           open
           contracts  $2,404,082     --          n/a      $2,404,082

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CHARTER CAMPBELL

                                               2008     2007      2006
                                             -------  --------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:          $ 11.13  $  13.09  $ 12.70
                                             -------  --------  -------
        NET OPERATING RESULTS:
           Interest Income                      0.18      0.57     0.60
           Expenses                            (0.99)    (1.09)   (1.09)
           Realized Profit (Loss)/(1)/          0.39     (0.43)   (0.24)
           Unrealized Profit (Loss)             0.17     (1.01)    1.12
                                             -------  --------  -------
           Net Income (Loss)                   (0.25)    (1.96)    0.39
                                             -------  --------  -------
        NET ASSET VALUE,
         DECEMBER 31:                        $ 10.88  $  11.13  $ 13.09
                                             =======  ========  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                (7.4)%    (4.3)%   (3.9)%
           Expenses before Incentive Fees      9.1 %     8.9 %    8.6 %
           Expenses after Incentive Fees       9.1 %     8.9 %    8.6 %
           Net Income (Loss)                  (1.8)%   (15.8)%    2.3 %
        TOTAL RETURN BEFORE
         INCENTIVE FEES                       (2.2)%   (15.0)%    3.1 %
        TOTAL RETURN AFTER
         INCENTIVE FEES                       (2.2)%   (15.0)%    3.1 %

        INCEPTION-TO-DATE RETURN               8.8 %
        COMPOUND ANNUALIZED
         RETURN                                1.4 %

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(continued)



CHARTER ASPECT

                                               2008      2007     2006
                                             --------  -------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:          $  18.14  $ 17.38  $ 15.73
                                             --------  -------  -------
        NET OPERATING RESULTS:
           Interest Income                       0.27     0.78     0.79
           Expenses                             (2.36)   (1.60)   (1.21)
           Realized Profit/(1)/                  6.13     1.54     2.40
           Unrealized Profit (Loss)              0.30     0.04    (0.33)
                                             --------  -------  -------
           Net Income                            4.34     0.76     1.65
                                             --------  -------  -------
        NET ASSET VALUE,
         DECEMBER 31:                        $  22.48  $ 18.14  $ 17.38
                                             ========  =======  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                (10.4)%   (4.7)%   (2.5)%
           Expenses before Incentive Fees       7.9 %    7.9 %    6.5 %
           Expenses after Incentive Fees       11.8 %    9.1 %    7.3 %
           Net Income                          21.9 %    4.5 %   10.9 %
        TOTAL RETURN BEFORE
         INCENTIVE FEES                        28.2 %    5.6 %   11.3 %
        TOTAL RETURN AFTER
         INCENTIVE FEES                        23.9 %    4.4 %   10.5 %

        INCEPTION-TO-DATE RETURN              124.8 %
        COMPOUND ANNUALIZED
         RETURN                                 5.6 %

CHARTER GRAHAM

                                               2008      2007     2006
                                             --------  -------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:          $  22.02  $ 19.46  $ 18.60
                                             --------  -------  -------
        NET OPERATING RESULTS:
           Interest Income                       0.34     0.90     0.90
           Expenses                             (2.58)   (1.63)   (1.54)
           Realized Profit/(1)/                  9.29     3.91     1.06
           Unrealized Profit (Loss)              0.06    (0.62)    0.44
                                             --------  -------  -------
           Net Income                            7.11     2.56     0.86
                                             --------  -------  -------
        NET ASSET VALUE,
         DECEMBER 31:                        $  29.13  $ 22.02  $ 19.46
                                             ========  =======  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                 (8.8)%   (3.6)%   (3.3)%
           Expenses before Incentive Fees       7.9 %    8.0 %    8.0 %
           Expenses after Incentive Fees       10.1 %    8.0 %    8.0 %
           Net Income                          28.3 %   12.1 %    4.5 %
        TOTAL RETURN BEFORE
         INCENTIVE FEES                        34.9 %   13.2 %    4.6 %
        TOTAL RETURN AFTER
         INCENTIVE FEES                        32.3 %   13.2 %    4.6 %

        INCEPTION-TO-DATE RETURN              191.3 %
        COMPOUND ANNUALIZED
         RETURN                                11.5 %

MORGAN STANLEY CHARTER SERIES

NOTES TO FINANCIAL STATEMENTS
(concluded)



CHARTER WCM

                                               2008     2007     2006
                                             -------  -------  -------
        PER UNIT OPERATING
         PERFORMANCE:
        NET ASSET VALUE, JANUARY 1:          $ 11.27  $ 10.21  $ 10.46
                                             -------  -------  -------
        NET OPERATING RESULTS:
           Interest Income                      0.16     0.43     0.51
           Expenses                            (1.29)   (0.98)   (0.73)
           Realized Profit (Loss)/(1)/          2.74     1.61    (0.20)
           Unrealized Profit                    0.14     --       0.17
                                             -------  -------  -------
           Net Income (Loss)                    1.75     1.06    (0.25)
                                             -------  -------  -------
        NET ASSET VALUE,
         DECEMBER 31:....................... $ 13.02  $ 11.27  $ 10.21
                                             =======  =======  =======
        FOR THE CALENDAR YEAR:
        RATIOS TO AVERAGE NET
         ASSETS:
           Net Investment Loss                (9.0)%   (5.1)%   (2.1)%
           Expenses before Incentive Fees      7.7 %    7.6 %    6.8 %
           Expenses after Incentive Fees      10.3 %    9.1 %    6.9 %
           Net Income (Loss)                  13.0 %   11.3 %   (2.2)%
        TOTAL RETURN BEFORE
         INCENTIVE FEES                       18.4 %   11.9 %   (2.3)%
        TOTAL RETURN AFTER
         INCENTIVE FEES                       15.5 %   10.4 %   (2.4)%

        INCEPTION-TO-DATE RETURN              30.2 %
        COMPOUND ANNUALIZED
         RETURN                                2.7 %

(1)Realized Profit (Loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit with the other per Unit information.

                                  PRE-SORTED
                               FIRST CLASS MAIL
                               U.S. POSTAGE PAID
                               NEW BRUNSWICK, NJ
                                   PERMIT #1
                    Demeter Management Corporation
                    522 Fifth Avenue, 13th Floor
                    New York, NY 10036
[LOGO]

ADDRESS SERVICE REQUESTED


[GRAPHIC] printed on recycled paper