Form 10-Q
period 2009-03-31
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2009-05-15
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No___________

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2009


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of March 31, 2009
 		and December 31, 2008 (Unaudited)...........................2

		Statements of Operations for the Quarters
		Ended March 31, 2009 and 2008 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
Quarters Ended March 31, 2009 and 2008 (Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited).........................5

		Condensed Schedules of Investments as of March 31, 2009
		and December 31, 2008 (Unaudited)	........6

		Notes to Financial Statements (Unaudited)................7-24

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 25-32

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................32-45

Item 4.	Controls and Procedures.................................45

Item 4T.	Controls and Procedures.................................46


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................47

Item 6.		Exhibits................................................47


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                            (Unaudited)

	March 31,	      December 31,
	          2009         	                2008
	$	    $
ASSETS
Trading Equity:
	Unrestricted cash	126,320,774	155,972,722
	Restricted cash	         8,654,729	      4,511,014

	    Total cash	     134,975,503	    160,483,736

	Net unrealized loss on open contracts (MS&Co.)	(2,562,693)	     (1,388,389)
	Net unrealized loss on open contracts (MSIP)	          (299,673)	        (105,063)

	     Total net unrealized loss on open contracts	        (2,862,366)	      (1,493,452)

	Options purchased (premiums paid $52,300 and
        $60,871, respectively)	            40,081	                         33,971

	     Total Trading Equity	132,153,218	159,024,255

Interest receivable (MS&Co.)	                14,958	               ?

	     Total Assets	   132,168,176	   159,024,255
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	6,330,104	11,187,909
Accrued brokerage fees (MS&Co.)	670,342	784,414
Accrued management fees	296,068	346,450
Options written (premiums received $185,146 and
   $219,773, respectively)	226,495	                       194,835
 Interest payable (MS&Co.)	                   ?       	          12,183

	     Total Liabilities	       7,523,009	    12,525,791

Partners? Capital

Limited Partners (11,546,044.506 and
  13,330,566.139 Units, respectively)	123,391,295	145,023,184
General Partner (117,328.055 and
   135,608.055 Units, respectively)	       1,253,872	       1,475,280

	     Total Partners? Capital	   124,645,167	   146,498,464

	     Total Liabilities and Partners? Capital	  132,168,176	   159,024,255
NET ASSET VALUE PER UNIT	             10.69	              10.88

	The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	    For the Quarters Ended March 31,


                                                                         		        2009    	       2008
                                                                               	                      $		     $
INVESTMENT INCOME
	Interest income (MS&Co.)		        50,251			     1,518,437

EXPENSES
	Brokerage fees (MS&Co.)		2,094,603	3,871,091
	Management fees	      	       925,116	     1,709,732

		Total Expenses		    3,019,719	    5,580,823

NET INVESTMENT LOSS	                                                       (2,969,468)	  (4,062,386)

TRADING RESULTS
Trading profit (loss):
	Realized		2,046,816		2,644,207
	Net change in unrealized	   (1,420,520)		   2,397,862

   	       Total Trading Results		        626,296	   5,042,069


NET INCOME (LOSS) 	                         (2,343,172)	       979,683


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                      		(2,319,615)	       969,799
	General Partner                                      		(23,557)		           9,884


NET INCOME (LOSS) PER UNIT

	Limited Partners                   	                      (0.19)                               0.04
	General Partner                        	                      (0.19)                               0.04



			                                                                                       Units     	                      Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                     	12,533,681.868              22,661,604.202



	The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2009 and 2008
(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2007	24,174,180.736	266,111,229	2,994,652	269,105,881

Net Income                                                            ?                          969,799		9,884	979,683

Redemptions	 (3,024,097.712)	 (33,385,642)	  (358,166)	   (33,743,808)

Partners? Capital,
March 31, 2008	 21,150,083.024	  233,695,386	 2,646,370	 236,341,756





Partners? Capital,
   December 31, 2008	13,466,174.194	145,023,184	1,475,280	146,498,464

Net Loss                                                                ?                      (2,319,615)		(23,557)	(2,343,172)

Redemptions	 (1,802,801.633)	 (19,312,274)	  (197,851)	   (19,510,125)

Partners? Capital,
March 31, 2009	  11,663,372.561	 123,391,295	 1,253,872	 124,645,167












The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Quarters Ended March 31,

                                                       2009                           2008
	              $	           $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	(2,343,172)	979,683
Noncash item included in net income (loss):
     Net change in unrealized	1,420,520	(2,397,862)

(Increase) decrease in operating assets:
     Restricted cash	 (4,143,715)	11,677,191
     Net premiums paid for options purchased	8,571	222,035
     Interest receivable (MS&Co.)	(14,958)	494,143

Decrease in operating liabilities:
     Accrued brokerage fees (MS&Co.)	(114,072)	  (191,542)
     Accrued management fees	(50,382)	          (84,598)
     Net premiums received for options written	(34,627)	        ?
     Interest payable (MS&Co.)	        (12,183)	               ?

Net cash provided by (used for) operating activities	   (5,284,018)	    10,699,050


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	 (24,367,930)	  (33,897,456)

Net cash used for financing activities	  (24,367,930)	   (33,897,456)

Net decrease in unrestricted cash	(29,651,948)   	(23,198,406)

Unrestricted cash at beginning of period	                                            155,972,722	    261,151,086

Unrestricted cash at end of period	                                                 126,320,774	     237,952,680









	The accompanying notes are an integral part of these financial statements.




       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2009 and December 31, 2008 (Unaudited)


  Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
    Net Assets
        Short
    Unrealized
   Gain/(Loss)

 Percentage of
  Net Assets
            Net
       Unrealized
       Gain/(Loss)

 $
%
  $
        %
   $

March 31, 2009, Partnership Net Assets:  $124,645,167



   Commodity
     (36,665)
       (0.03)
     (92,948)
       (0.08)
  (129,613)
   Equity
          (372)
           ?
(1,251,748)
       (1.00)
  (1,252,120)
   Foreign currency
      592,904
        0.47
   (745,249)
       (0.60)
   (152,345)
   Interest rate
    916,215
        0.74
      45,737
        0.04
      961,952






     Grand Total:
   1,472,082
        1.18
 (2,044,208)
       (1.64)
    (572,126)

     Unrealized Currency Loss




          (1.84)

(2,290,240)

     Total Net Unrealized Loss on Open Contracts


   (2,862,366)


  Fair Value
             $
Percentage of
   Net Assets
          %






Options purchased on Futures Contracts
              ?
          ?



Options purchased on Forward Contracts
40,081
0.03



Options written on Futures Contracts
              ?
           ?



Options written on Forward Contracts
(226,495)
(0.18)




December 31, 2008, Partnership Net Assets:  $146,498,464



Commodity
        8,130
        0.01
   (157,027)
       (0.11)
  (148,897)
Equity
      56,182
        0.04
   (188,676)
       (0.13)
  (132,494)
Foreign currency
 1,629,758
        1.11
   (868,681)
       (0.59)
    761,077
Interest rate
    511,819
        0.35
   (131,372)
       (0.09)
    380,447






     Grand Total:
 2,205,889
        1.51
(1,345,756)
       (0.92)
   860,133

     Unrealized Currency Loss




       (1.61)

 (2,353,585)

     Total Net Unrealized Loss on Open Contracts


 Fair Value
$
Percentage of
   Net Assets
          %






Options purchased on Futures Contracts
?
?



Options purchased on Forward Contracts
 33,971
0.02



Options written on Futures Contracts
?
           ?



Options written on Forward Contracts
(194,835)
(0.13)






    (1,493,452)
	<fn>                        The accompanying notes are an integral part
 of these financial statements. </table>
       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual
Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4.). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Aspect L.P. (collectively, the "Charter Series").



       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the Futures Interest or underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter"). The commodity brokers are Morgan Stanley
& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co.
International plc ("MSIP"). MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter, MS&Co., MSCG, and MSIP are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (the "Trading Advisor") is the trading advisor to the Partnership.


2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. credits the Partnership with interest income on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay or charge other similar customers on margin deposits. In addition, MS&Co. credits the Partnership at each month end with interest income on 100% of the Partnership?s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co.




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

Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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



The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:


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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	     Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $

Mar. 31, 2009	(2,710,067)	(152,299)	(2,862,366)	Jun. 2010	Jun. 2009
Dec. 31, 2008	   (2,252,566)	759,114	(1,493,452)	Sep. 2009	Mar. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $132,265,436 and $158,231,170 at March 31, 2009, and December 31, 2008,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, and forward currency options contracts, there are no daily settlements of variation in value,

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.



The futures, forward and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) which has been presented as position direction, is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of March 31, 2009 and reflects the information outstanding at such time.






       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statement of Financial Condition for the Three Months Ended March 31, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
L        Unrealized
       Loss

             Short
            Unrealized
             Gain

  Short
          Unrealized
          Loss

       Net
 Unrealized
 Gain/(Loss)

 Total number
of outstanding
  contracts

$
    $
        $
      $
       $

March 31, 2009













Tr  Commodity
                   ?
        (36,665)
        297,700
       (390,648)
            (129,613)
               193
K   Equity
                   ?
             (372)
          76,294
    (1,328,042)
         (1,252,120)
               636
K   Foreign currency
             871,333
      (278,429)
          484,867
    (1,230,116)
            (152,345)
            3,550
K   Interest rate
          1,045,071
           (128,856)
               126,906
       (81,169)
             961,952
            2,380
K        Total
   1,916,404

    (444,322)

          985,767
  (3,029,975)
           (572,126)

K        Unrealized currency loss




         (2,290,240)

K        Total net unrealized loss
               on open contracts





    (2,862,366)

Tr  Options purchased
              26,582
              13,499
                ?
                  ?


K   Options written
                  ?
                   ?
          (21,952)
           (204,543)




Based upon the Trading Advisor?s historical trading, it can generally be expected that the Partnership will trade approximately 850 round turn contracts per million under management over the course of a year or approximately 215 contracts in a quarter. Such quarterly amount is based upon such contracts being evenly traded throughout the year, but may be higher or lower for any individual quarter. The Trading Advisor?s volume will vary over time based upon a multitude of factors, including but not limited to, individual market price movement, individual market volatility and individual market liquidity.

The following table summarizes the net trading results of the Partnership during the quarter as required by SFAS No. 161.

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Three Months Ended March 31, 2009, included in Total
Trading Results:



Type of Instrument
  $
Tr  Commodity
            (729,485)
K   Equity
            (868,310)
K   Foreign currency
             650,498
K   Interest rate
          1,510,248
K   Unrealized currency gain
               63,345
K        Total
        626,296

Line Item on the Statements of Operations for the :
Three Months Ended March 31, 2009:

Trading Results
$
Tr  Realized
          2,046,816
K   Net change in unrealized
         (1,420,520)
K      Total Trading Results
      626,296

As discussed in Note 1, the Partnership?s objective for investing in these derivatives is for speculative trading.

5.  Fair Value Measurements
Management has continued to evaluate the application of SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

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




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of
March 31, 2009 and December 31, 2008:  <table> <caption>
March 31, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
   Unobservable
    Inputs
  (Level 3)




     Total

Net unrealized loss on open contracts
 $(2,710,067)
$(           $ (152,299)
 n/a

$(2,862,366)
Options purchased
            ?
$(           $    40,081
 n/a

                    $     40,081






Liabilities





Options written
          ?
 $  226,495
 n/a

                $  226,495








December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
   Unobservable
    Inputs
  (Level 3)




     Total

Net unrealized gain (loss) on open
     contracts
 $(2,252,566)
$(4            $  759,114
 n/a

$(1,493,452)
Options purchased
$      ?
                 $    33,971
 n/a

                    $     33,971






Liabilities





Options written
      $      ?                 )

    $  194,835
 n/a

                $  194,835

     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.

FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

8.  Subsequent Event.

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Citigroup Inc. (?Citi?) will have 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.

As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the
?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

wholly owned subsidiary of Morgan Stanley Smith Barney Holdings
LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.


At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisor. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.

Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.


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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 24 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $676,547 and expenses totaling $3,019,719, resulting in a net loss of $2,343,172 for the quarter ended March 31, 2009. The Partnership?s net asset value per Unit decreased from $10.88 at December 31, 2008, to $10.69 at March 31, 2009.

The most significant trading losses of approximately 0.8% were incurred within the global stock index sector, primarily during March, from short positions in European and Pacific Rim equity index futures as prices reversed higher after G-20 officials indicated that participating governments and central banks would ?take whatever further actions are necessary to stabilize the financial system?. Prices were also pressured higher after the U.S. Treasury Department announced plans to rid U.S. banks of ?toxic assets?, thereby reducing risk aversion. Additional losses of approximately 0.5% were recorded within the metals markets throughout the majority of the quarter from short futures positions in copper and zinc as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals. Smaller losses were experienced from short positions in gold futures, primarily during January, as prices increased amid uncertainty regarding the future direction of the global economy, which spurred demand for precious metals as a ?safe haven?. A portion of the
       Partnership?s losses for the quarter was offset by gains of approximately 1.1% recorded within the global interest rate sector, primarily during March, from long positions in European fixed-income futures as prices moved higher after the European Central Bank cut its benchmark interest rate to a record 1.5% in an effort to further stimulate the European economy. Continued speculation that the European Central Bank might further reduce rates in the future also pushed prices higher. Additional gains of approximately 0.5% were experienced within the currency sector, primarily during February and March, from long positions in the Australian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending, which would include the purchase of $300 billion in longer-term Treasury bonds and buying significant quantities of ?toxic assets? from bank balance sheets. Smaller gains were recorded from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved lower against the U.S. dollar during February after a government report showed Canada unexpectedly recorded its first monthly trade deficit in more than three decades.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $6,560,506 and expenses totaling $5,580,823, resulting in net income of $979,683 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $11.13 at December 31, 2007, to $11.17 at March 31, 2008.

The most significant trading gains of approximately 2.9% were recorded within the global stock index sector throughout the quarter from short positions in Pacific Rim and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains of approximately 0.2% were experienced within the currency sector, primarily during February and March, from long positions in the euro, Australian dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to the aforementioned disappointing economic data in the U.S. and fears of a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.1% within the global interest rate sector throughout the quarter from short positions in European,
       Japanese, and Australian fixed-income futures as prices rose in January amid a sharp decline in the global equity markets and subsequent ?flight-to-quality? into government bonds.
Further losses were incurred during March from newly established long positions in European fixed-income futures as prices reversed lower following the U.S. Federal Reserve?s aggressive actions to boost liquidity within the U.S. financial system, which renewed investor optimism about the future direction of the global equity markets. Smaller losses of approximately 0.1% were recorded within the energy sector, primarily during March, from long futures positions in crude oil and gasoline as prices moved lower amid concerns that an economic slowdown in the U.S. would reduce energy consumption.

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


       The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All
       quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets
       by primary market risk category at March 31, 2009 and
2008. At March 31, 2009 and 2008, the Partnership?s total capitalization was approximately $125 million and $236 million, respectively.

Primary Market            March 31, 2009        March 31, 2008
Risk Category	  	       Value at Risk        Value at Risk
Equity					(0.87)% 			 (0.52)%

Interest Rate				(0.56) 	 	    	 (0.47)

Currency					(0.54)			 (0.82)

Commodity		  			(0.31)   	      	 (0.15)

Aggregate Value at Risk		(1.12)% 		    	 (0.88)%


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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009.

Primary Market Risk Category	High	Low	Average
Equity	(1.06)%	(0.07)%	(0.55)%
Interest Rate	(0.56)	(0.35)	(0.46)
Currency	(0.93)	(0.31)	(0.56)
Commodity	(0.33)	(0.08)	(0.23)
Aggregate Value at Risk	(1.12)%	(0.53)%	(0.80)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2009 and 2008, and for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.
The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to approximately 99% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the
       strategies used and to be used by Demeter and the Trading
Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at March 31, 2009, was to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2009, the Partnership?s primary exposures were to the S&P 500 (U.S.), IBEX 35 (Spain), SPI 200 (Australia),
       Euro Stox 50 (Europe), FTSE 100 (United Kingdom), Hang Seng
(Hong Kong), Nikkei 225 (Japan), DAX (Germany), NASDAQ 100 (U.S.), AEX (The Netherlands), Taiwan (Taiwan), and CAC 40 (France) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. Exposure was primarily spread across the Japanese, European, U.S., Australian, Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in
       short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at March 31, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2009, the Partnership?s major exposures were to euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At March 31, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced
       in the past, are expected to continue to be
experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals.	 At March 31, 2009, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, zinc, and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in Hong Kong dollars, Japanese yen, Australian dollars, British pounds, euros, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Item 4T.   CONTROLS AND PROCEDURES
Not applicable.

















       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in these Items of the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008.

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




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management LLC
                         (General Partner)

May 15, 2009         By: /s/ Christian Angstadt
                             Christian Angstadt
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.
















? 50 ?


? 6 ?

- 5 -
MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



- 47 -



2049:



2053: