Form 10-Q
period 2009-06-30
MORGAN STANLEY CHARTER CAMPBELL LP
filed 2009-08-12
CIK 1169749

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to__________________

Commission File Number: 0-50064

	MORGAN STANLEY CHARTER CAMPBELL L.P.

	(Exact name of registrant as specified in its charter)

		Delaware						      01-0710311
(State or other jurisdiction of		   		   (I.R.S. Employer
incorporation or organization)			        Identification No.)

Demeter Management LLC
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
 		and December 31, 2008 ......................................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008 ...............................3

		Statements of Changes in Partners? Capital for the
Six Months Ended June 30, 2009 and 2008 ....................4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008 .....................................5

		Condensed Schedules of Investments as of June 30, 2009
		and December 31, 2008 ......................................6

		Notes to Financial Statements ...........................7-24

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....... 25-36

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk..........................................36-49

Item 4.	Controls and Procedures..............................49-50

Item 4T.	Controls and Procedures.................................50


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................51

Item 6.		Exhibits................................................51



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                            (Unaudited)
	June 30,	      December 31,
	          2009         	                2008
	$	    $
ASSETS
Trading Equity:
	Unrestricted cash	106,244,427	155,972,722
	Restricted cash	     5,864,827	      4,511,014

	    Total cash	  112,109,254	    160,483,736

	Net unrealized loss on open contracts (MS&Co.)	(2,365,093)	     (1,388,389)
	Net unrealized loss on open contracts (MSIP)	         (17,765)	        (105,063)

	     Total net unrealized loss on open contracts	    (2,382,858)	      (1,493,452)

	Options purchased (premiums paid $53,474 and
        $60,871, respectively)	          55,601	                         33,971

	     Total Trading Equity	109,781,997	159,024,255

Interest receivable (MS&Co.)	                 2,951	               ?

	     Total Assets	   109,784,948	   159,024,255
LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,125,502	11,187,909
Accrued brokerage fees (MS&Co.)	558,688	784,414
Accrued management fees	246,754	346,450
Options written (premiums received $166,803 and
   $219,773, respectively)	103,465	                       194,835
 Interest payable (MS&Co.)	                 ?          	          12,183

	     Total Liabilities	       3,034,409	    12,525,791

Partners? Capital

Limited Partners (10,772,825.692 and
   13,330,566.139 Units, respectively)	105,677,269	145,023,184
General Partner (109,410.055 and
   135,608.055 Units, respectively)	       1,073,270	       1,475,280

	     Total Partners? Capital	    106,750,539	   146,498,464

	     Total Liabilities and Partners? Capital	   109,784,948	   159,024,255

NET ASSET VALUE PER UNIT	                9.81	              10.88

	The accompanying notes are an integral part of these financial statements. </table>
	       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                 For the Three Months                            For the Six Months
  	      Ended June 30,      	                        Ended June 30,


                                   2009   	        2008    	       2009   	    2008
                                                                                    $	               $		          $	 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	         18,603		    916,106		      68,854		   2,434,543

EXPENSES
	Brokerage fees (MS&Co.)	1,756,012	3,342,613	3,850,615	7,213,704
	Management fees	       775,572	     1,476,320	          1,700,688	     3,186,052

		   Total Expenses 	    2,531,584	    4,818,933	    5,551,303	   10,399,756

NET INVESTMENT LOSS 	    (2,512,981)	    (3,902,827)	    (5,482,449)	   (7,965,213)

TRADING RESULTS
Trading profit (loss):
	Realized	(8,142,231)	4,261,008	(6,095,415)	6,911,634
	Net change in unrealized	           598,541	    9,142,685 	       (821,979)	    11,534,128

	           Total Trading Results	   (7,543,690)	   13,403,693	     (6,917,394)	   18,445,762

NET INCOME (LOSS)	  (10,056,671)	    9,500,866		   (12,399,843)	   10,480,549

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(9,954,976)	9,402,244	(12,274,591)	10,372,015
	General Partner 	(101,695)	98,622	(125,252)	108,534

NET INCOME (LOSS) PER UNIT

	Limited Partners                                               	(0.89)	0.52 		 (1.04)	0.56
	General Partner    	                                             (0.89)	0.52	 	(1.04)	 0.56


               Units                      Units   	     Units              	    Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                 11,238,714.349	      19,707,710.141       11,918,030.329	21,189,596.335






	The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
                                   	 	$	$	$

Partners? Capital,
   December 31, 2007	24,174,180.736	266,111,229	2,994,652	269,105,881

Net Income                                                            ?                     10,372,015		108,534	10,480,549

Redemptions	  (5,879,586.955)	  (64,926,718)	  (724,067)	  (65,650,785)

Partners? Capital,
June 30, 2008	 18,294,593.781	  211,556,526	  2,379,119	   213,935,645



Partners? Capital,
   December 31, 2008	13,466,174.194	145,023,184	1,475,280	146,498,464

Net Loss                                                                ?                    (12,274,591)	(125,252)	(12,399,843)

Redemptions	  (2,583,938.447)	  (27,071,324)	  (276,758)	  (27,348,082)

Partners? Capital,
June 30, 2009	 10,882,235.747	  105,677,269	  1,073,270	   106,750,539

















The accompanying notes are an integral part of these financial statements. </table>
	       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	               For the Six Months Ended June 30,

                          2009                           2008
	              $	           $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(12,399,843)	10,480,549
Noncash item included in net income (loss):
     Net change in unrealized	821,979	(11,534,128)

(Increase) decrease in operating assets:
     Restricted cash	 (1,353,813)	14,763,770
     Net premiums paid for options purchased	7,397	495,197
     Interest receivable (MS&Co.)	(2,951)	497,932

Decrease in operating liabilities:
     Accrued brokerage fees (MS&Co.)	(225,726)	  (377,754)
     Accrued management fees	(99,696)	         (166,841)
     Net premiums received from options written	(52,970)	        (275,493)
	  Interest payable	          (12,183)	               ?

Net cash provided by (used for) operating activities	   (13,317,806)	    13,883,232

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (36,410,489)	  (68,010,625)

Net cash used for financing activities	   (36,410,489)	   (68,010,625)

Net decrease in unrestricted cash	   (49,728,295)	(54,127,393)

Unrestricted cash at beginning of period	                                             155,972,722	    261,151,086

Unrestricted cash at end of period	                                                 106,244,427	     207,023,693











	The accompanying notes are an integral part of these financial statements.




       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 and December 31, 2008 (Unaudited)


  Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
    Net Assets
        Short
    Unrealized
   Gain/(Loss)

 Percentage of
  Net Assets
            Net
       Unrealized
       Gain/(Loss)

 $
%
  $
        %
   $

June 30, 2009, Partnership Net Assets:  $106,750,539



   Commodity
   (190,688)
       (0.18)
      63,170
        0.06
  (127,518)
   Equity
     211,548
        0.20
    226,288
        0.21
     437,836
   Foreign currency
     (101,272)
       (0.09)
    111,689
        0.10
    10,417
   Interest rate
    196,189
        0.18
   (580,558)
       (0.54)
     (384,369)






     Grand Total:
      115,777
        0.11
    (179,411)
       (0.17)
      (63,634)

     Unrealized Currency Loss




          (2.17)

 (2,319,224)

     Total Net Unrealized Loss on Open Contracts


    (2,382,858)


  Fair Value
             $
Percentage of
   Net Assets
          %






Options purchased on Futures Contracts
              ?
          ?



Options purchased on Forward Contracts
55,601
0.05



Options written on Futures Contracts
              ?
           ?



Options written on Forward Contracts
(103,465)
(0.10)





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






Options purchased on Futures Contracts
?
?



Options purchased on Forward Contracts
 33,971
0.02



Options written on Futures Contracts
?
           ?



Options written on Forward Contracts
(194,835)
(0.13)






    (1,493,452)
The accompanying notes are an integral part
 of these financial statements. </table>




       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Charter Campbell L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2008, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter WCM L.P., and Morgan Stanley Charter Aspect L.P. (collectively, the "Charter Series").


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

The Partnership?s general partner is Demeter Management LLC ("Demeter"). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. The commodity brokers are Morgan Stanley & Co. Incorporated

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holding LLC, which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., MSCG, and MSIP are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (the "Trading Advisor") is the trading advisor to the Partnership.

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture. The transaction closed on June 1, 2009.



       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On May 28, 2009, the Board of Directors of Demeter, in accordance with the provisions of Section 5 of the limited partnership agreement for the Partnership, resolved to modify the net worth requirement of Demeter. Demeter?s net worth requirement going forward is 5% of the total partners? contributions, with a minimum net worth of $50,000 and a maximum of $1,000,000 (cumulative for all the limited partnerships for which Demeter acts as a general partner, collectively the ?Funds?). Prior to the amendment, Demeter?s net worth requirement was generally at least 10% of total partners? contributions (cumulative for all the limited partnerships for which Demeter acted as general partner), with a minimum net worth of $50,000, but with no maximum. This change in Demeter?s net worth requirement for the Funds does not affect the limited partners? interests in the Funds, status as a limited partner in the Funds, or the status of the Funds as partnerships for tax purposes.



2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. credits the Partnership with interest income on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The 2005 through 2008 tax years generally remain


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

subject to examination by U.S. federal and most state tax authorities.

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



The Partnership?s contracts are accounted for on a trade-date

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards (?SFAS?) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:


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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:








       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	     Net Unrealized Gains/(Losses)
	on Open Contracts 	Longest Maturities
	  Exchange-	Off-Exchange-		  Exchange-	  Off-Exchange-
Date	 Traded  	   Traded   	  Total	  Traded 	   Traded
	 $	$	  $
Jun. 30, 2009	(2,393,351)	10,493	(2,382,858)	Sep. 2010	Sep. 2009
Dec. 31, 2008	   (2,252,566)	759,114	(1,493,452)	Sep. 2009	Mar. 2009

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.


The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $109,715,903 and $158,231,170 at June 30, 2009, and December 31, 2008,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts,

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

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

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, ?Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133? ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 was effective as of January 1, 2009, for the Partnerships.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy. As such, the absolute quantity (the total of the open long and open short positions) has been presented as a



       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of June 30, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
        Unrealized
       Loss

             Short
            Unrealized
             Gain

  Short
          Unrealized
          Loss

       Net
 Unrealized
 Gain/(Loss)

 Total number
of outstanding
  contracts

$
    $
        $
      $
       $

June 30, 2009






 Commodity
45,388
      (236,076)
      63,170
           ?
         (127,518)
            211
   Equity
          216,814
           (5,266)
     226,288
           ?
           437,836
            433
   Foreign currency
          603,879
       (705,151)
       112,341
            (652)
             10,417
         2,853
   Interest rate
          213,759
              (17,570)
              97,877
   (678,435)
(384,369)
         1,491
        Total
1,079,840
     (964,063)
      499,676
   (679,087)
          (63,634)








       Unrealized currency loss




      (2,319,224)

        Total net unrealized loss
               on open contracts





 (2,382,858)








 Options purchased, fair value
           42,738
           12,863
            ?
              ?


  Options written, fair value
            ?
              ?
       (70,822)
            (32,643)




The following tables summarize the net trading results of the Partnership during the three and six month periods as required by SFAS No. 161.


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009, included in
Total Trading Results:


For the Three Months
For the Six Months

Ended June 30, 2009
Ended June 30, 2009
Type of Instrument
  $
$
Commodity
                 (72,125)
               (801,610)
   Equity
             (2,661,165)
             (3,529,475)
   Foreign currency
             (1,551,622)
                (901,124)
   Interest rate
             (3,229,794)
             (1,719,546)
   Unrealized currency gain/(loss)
                  (28,984)
                    34,361
        Total
             (7,543,690)
             (6,917,394)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:

For the Three Months
For the Six Months

Ended June 30, 2009
Ended June 30, 2009
Trading Results
  $
$
  Realized
           (8,142,231)
           (6,095,415)
   Net change in unrealized
        598,541
       (821,979)
      Total trading results
    (7,543,690)
    (6,917,394)

6.  Fair Value Measurements
As defined by SFAS No. 157, ?Fair Value Measurements?, fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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




The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:



       <table> MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
<caption>     June 30, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
   Unobservable
    Inputs
  (Level 3)




     Total

Net unrealized gain (loss) on open
contracts

 $(2,393,351)

                       $10,493

   n/a


      $(2,382,858)
Options purchased
       ?
                  $55,601
   n/a

                         $     55,601






Liabilities





Options written
      ?
   $103,465
   n/a

                 $   103,465

<table> <caption> December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
       (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
 Significant
   Unobservable
    Inputs
  (Level 3)




     Total

Net unrealized gain (loss) on open
     contracts
 $(2,252,566)
            $  759,114
 n/a

$(1,493,452)
Options purchased
          ?
                 $    33,971
 n/a

                    $     33,971






Liabilities





Options written
          ?
 $  194,835
   n/a

$    194,835

7.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any

       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

changes to the inputs and valuation techniques during the period.
FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Partnership?s financial statements.

(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.

(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events
(?SFAS No. 165?).  SFAS No. 165 establishes general standards of


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 12, 2009, the date these financial statements were issued.

(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of Generally Accepted Accounting Principles ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. Generally Accepted Accounting Principles (?GAAP?) recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No.
162.  In other words, the GAAP hierarchy will be modified to


       MORGAN STANLEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

include only two levels of GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $(7,525,087) and expenses totaling $2,531,584, resulting in a net loss of $10,056,671 for the three months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $10.69 at March 31, 2009, to $9.81 at June 30, 2009.

The most significant trading losses of approximately 2.8% were incurred within the global interest rate sector, primarily during April and June, from long positions in European and Australian fixed-income futures. Prices reversed lower in April after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. As a result, losses were recorded from long futures positions. Additional losses were recorded in June from long positions in short-term U.S. and European fixed-income futures as prices declined amid rising investor confidence due to better-than-expected economic data, which further reduced demand for the relative ?safety? of government debt. Meanwhile, short positions in Japanese fixed-income futures resulted in losses as prices increased during June after the Bank of Japan indicated that it remained cautious about the Japanese economy. Within the global stock index sector, losses of approximately 2.1% were recorded primarily during April from short positions in U.S., European, and Australian equity
       index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Within the currency sector, losses of approximately 0.7% were experienced primarily during April and May from short positions in the British pound, Japanese yen, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Additional losses of approximately 0.3% were incurred within the metals markets, primarily during April, from short futures positions in copper, zinc, and nickel as prices moved higher on sentiment that efforts by the Chinese government to revive that nation?s economy might boost demand for base metals. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.3% recorded within the energy markets, primarily during April, from short futures positions in natural gas as prices moved lower after a government report revealed a larger-than-expected rise in U.S. supplies. Further gains were experienced during May from long positions in gasoline futures as prices increased amid better-than-expected economic data in the U.S. and China, the world?s largest consumers of energy.

The Partnership recorded total trading results including interest income totaling $(6,848,540) and expenses totaling $5,551,303, resulting in a net loss of $12,399,843 for the six months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $10.88 at December 31, 2008, to $9.81 at June 30, 2009.

The most significant trading losses of approximately 2.9% were recorded within the global stock index sector, primarily during March and April, from short positions in U.S., European, and Pacific Rim equity index futures as prices reversed higher after G-20 officials indicated that participating governments and central banks would ?take whatever further actions are necessary to stabilize the financial system?. Prices were also supported higher amid an expansion of the U.S. Federal Reserve?s financial-rescue strategy. Within the global interest rate sector, losses of approximately 1.7% were incurred primarily during April and June from long positions in European and Australian fixed-income futures as prices reversed lower after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Additional losses were experienced in June from long positions in short-term U.S. and European fixed-income futures as prices declined amid rising investor confidence due to better-than-expected economic data, which further reduced demand for the relative ?safety? of government debt. Within the metals markets, losses of approximately 0.8% were recorded primarily
       during the first four months of the year from short futures positions in copper, zinc, and nickel as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals. Additional losses were incurred from short and long positions in gold futures as prices moved without consistent direction. Within the currency sector, losses of approximately 0.2% were recorded primarily during January from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar moved higher against the euro after a government report showed the U.S. trade deficit narrowed by the largest amount in 12 years. Additional losses were experienced during January from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen finished the month higher against the U.S. dollar after a decline in the global equity markets caused risk-averse investors to sell higher-yielding assets funded by loans in Japan. Further losses were incurred during April and May from short positions in the British pound, euro, Japanese yen, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.2% recorded within the energy markets, primarily during April, from short futures positions in natural gas as prices moved lower after a government report revealed a larger-than-expected rise in U.S. supplies. Additional gains were experienced during May from long positions in gasoline futures as prices increased amid better-than-expected economic data in the U.S. and China, the world?s largest consumers of energy.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $14,319,799 and expenses totaling $4,818,933, resulting in net income of $9,500,866 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $11.17 at March 31, 2008, to $11.69 at June 30, 2008.

The most significant trading gains of approximately 3.1% were experienced in the energy markets throughout the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. In addition, futures prices of crude oil and its related products were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Within the currency sector, gains of approximately 2.3% were recorded during April and May from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen decreased relative to the U.S. dollar after a rally in the global equity markets prompted investors to resume
       carry trade positions.  Additional gains were experienced throughout the quarter from long positions in the Australian dollar and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on concerns of a slowing U.S. economy. Smaller gains of approximately 2.2% were recorded in the global stock index sector, primarily during June, from short positions in European and U.S. equity index futures as prices moved sharply lower throughout the month on concerns that surging commodity prices and additional subprime related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.3% within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve and Bank of Japan might not reduce borrowing costs as much as previously expected in 2008 due to accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $20,880,305 and expenses totaling $10,399,756, resulting in net income of $10,480,549 for the six months ended
       June 30, 2008. The Partnership?s net asset value per Unit increased from $11.13 at December 31, 2007, to $11.69 at June 30,
2008.

The most significant trading gains of approximately 5.1% were recorded within the global stock index sector, primarily during January, February, March, and June, from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, rising commodity prices, and a weakening job market could restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains of approximately 2.9% were experienced within the energy markets, primarily during the second quarter, from long futures positions in crude oil and its related products as prices increased due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Furthermore, futures prices of crude oil and its related products were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Smaller gains of approximately 2.6% were recorded within the currency sector throughout the majority of the first and second quarters from long positions in the euro, Australian dollar, and Mexican peso versus the U.S. dollar as the
       value of the U.S. dollar moved lower against these
currencies amid the aforementioned weak economic data out of the U.S., which fueled persistent concerns of a possible economic recession in the U.S. A portion of the Partnership?s gains for the first six months of the year was offset by losses of approximately 2.3% within the global interest rate sector during March from long positions in European fixed-income futures as prices reversed lower following the U.S. Federal Reserve?s aggressive actions to boost liquidity within the U.S. financial system, which temporarily renewed investor optimism about the future direction of the global equity markets. During April, long positions in U.S. and Japanese fixed-income futures resulted in further losses as prices declined amid speculation that the U.S. Federal Reserve and Bank of Japan might not reduce borrowing costs as much as previously expected this year due to accelerating global inflation.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-
       sensitive instruments is inherent to the primary business activity of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of
       1995 (set forth in Section 27A of the Securities Act of
1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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


       The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2009 and 2008. At
June 30, 2009 and 2008, the Partnership?s total capitalization was approximately $107 million and $214 million, respectively.

Primary Market             June 30, 2009        June 30, 2008
Risk Category	  	       Value at Risk        Value at Risk

Currency					(1.12)%			 (0.93)%

Interest Rate				(0.58) 	 	    	 (0.35)

Equity					(0.27) 			 (1.06)

Commodity		  			(0.63)   	      	 (0.33)

Aggregate Value at Risk		(1.77)% 		    	 (0.98)%



The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.
       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009.

Primary Market Risk Category	High	Low	Average
Currency	(1.12)%	(0.31)%	(0.73)%
Interest Rate	(0.58)	(0.35)	(0.47)
Equity	(1.06)	(0.07)	(0.57)
Commodity	(0.63)	(0.08)	(0.34)
Aggregate Value at Risk	(1.77)%	(0.59)%	(1.11)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2009 and 2008, and for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The Trading Advisor, in general, tends to utilize its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at June 30, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At June 30, 2009, the Partnership?s major exposures were to euro and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2009, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries
       consist of France, the U.S., the United Kingdom, Germany,
Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

 Equity. At June 30, 2009, the Partnership had market exposure to the global stock index sector. Exposure was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2009, the Partnership?s primary exposures were to the SPI 200 (Australia), Nikkei 225 (Japan), FTSE 100 (United Kingdom), DAX (Germany), IBEX 35 (Spain), S&P 500 (U.S.), Hang Seng (Hong Kong), Euro Stox 50 (Europe), Taiwan (Taiwan), AEX (The Netherlands), CAC 40 (France), and NASDAQ 100 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

   Commodity.
Energy. The second largest market exposure of the Partnership at June 30, 2009, was to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, as well as in natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Metals.	 At June 30, 2009, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, and zinc, as well as precious metals, such as silver and gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

  Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in Australian dollars, euros, Japanese yen, British pounds, Hong Kong dollars, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T.   CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2009.

Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     Morgan Stanley Charter Campbell L.P.
                     (Registrant)

                     By: Demeter Management LLC
                         (General Partner)

August 12, 2009      By: /s/ Christian Angstadt
                             Christian Angstadt
                             Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.