Form 10-Q
period 2009-09-30
MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL LP
filed 2009-11-12
CIK 1169749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 0-50064

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(Exact name of registrant as specified in its charter)

Delaware	01-0710311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Demeter Management LLC
522 Fifth Avenue, 13th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Morgan Stanley Charter Campbell L.P.
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2009 and December 31, 2008	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2009 and 2008	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	5

	Condensed Schedules of Investments as of September 30, 2009 and December 31, 2008	6

	Notes to Financial Statements	7-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-41

Item 4.	Controls and Procedures	42

Item 4T.	Controls and Procedures	42

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	43

Item 6.	Exhibits	43

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS	$	$

Trading Equity:

Unrestricted cash	96,636,436	155,972,722
Restricted cash	8,600,091	4,511,014

Total cash	105,236,527	160,483,736

Net unrealized gain (loss) on open contracts (MS&Co.)	1,921,418	(1,388,389)
Net unrealized loss on open contracts (MSIP)	(77,776)	(105,063)

Total net unrealized gain (loss) on open contracts	1,843,642	(1,493,452)

Options purchased (premiums paid $130,930 and $60,871, respectively)	91,792	33,971

Total Trading Equity	107,171,961	159,024,255

Interest receivable (MS&Co.)	3,883	–

Total Assets	107,175,844	159,024,255

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	1,569,766	11,187,909
Accrued brokerage fees (MS&Co.)	512,242	784,414
Accrued management fees	226,240	346,450
Options written (premiums received $82,275 and $219,773, respectively)	73,925	194,835
Interest payable (MS&Co.)	–	12,183

Total Liabilities	2,382,173	12,525,791

Partners’ Capital

Limited Partners (10,333,303.850 and 13,330,566.139 Units, respectively)	103,724,416	145,023,184
General Partner (106,522.055 and 135,608.055 Units, respectively)	1,069,255	1,475,280

Total Partners’ Capital	104,793,671	146,498,464

Total Liabilities and Partners’ Capital	107,175,844	159,024,255

NET ASSET VALUE PER UNIT	10.04	10.88

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	23,511	795,180	92,365	3,229,723

EXPENSES
Brokerage fees (MS&Co.)	1,573,191	3,060,407	5,423,806	10,274,111
Management fees	694,826	1,351,680	2,395,514	4,537,732

Total Expenses	2,268,017	4,412,087	7,819,320	14,811,843

NET INVESTMENT LOSS	(2,244,506)	(3,616,907)	(7,726,955)	(11,582,120)

TRADING RESULTS
Trading profit (loss):
Realized	514,502	8,099,386	(5,580,913)	15,011,020
Net change in unrealized	4,130,247	(14,322,798)	3,308,268	(2,788,670)

Total Trading Results	4,644,749	(6,223,412)	(2,272,645)	12,222,350

NET INCOME (LOSS)	2,400,243	(9,840,319)	(9,999,600)	640,230

NET INCOME (LOSS) ALLOCATION

Limited Partners	2,376,331	(9,732,603)	(9,898,260)	639,412
General Partner	23,912	(107,716)	(101,340)	818

NET INCOME (LOSS) PER UNIT

Limited Partners	0.23	(0.55)	(0.87)	0.01
General Partner	0.23	(0.55)	(0.87)	0.01

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	10,664,854.740	17,453,401.888	11,520,339.552	19,984,618.812

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2007	24,174,180.736	266,111,229	2,994,652	269,105,881

Net Income	–	639,412	818	640,230

Redemptions	(7,463,850.372)	(82,643,328)	(1,002,926)	(83,646,254)

Partners’ Capital,
September 30, 2008	16,710,330.364	184,107,313	1,992,544	186,099,857

Partners’ Capital,
December 31, 2008	13,466,174.194	145,023,184	1,475,280	146,498,464

Net Loss	–	(9,898,260)	(101,340)	(9,999,600)

Redemptions	(3,026,348.289)	(31,400,508)	(304,685)	(31,705,193)

Partners’ Capital,
September 30, 2009	10,439,825.905	103,724,416	1,069,255	104,793,671

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,

	2009	2008
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(9,999,600)	640,230
Noncash item included in net income (loss):
Net change in unrealized	(3,308,268)	2,788,670

(Increase) decrease in operating assets:
Restricted cash	(4,089,077)	9,755,900
Net premiums paid for options purchased	(70,059)	524,567
Interest receivable (MS&Co.)	(3,883)	680,470

Decrease in operating liabilities:
Accrued brokerage fees (MS&Co.)	(272,172)	(454,719)
Accrued management fees	(120,210)	(200,834)
Net premiums received from options written	(137,498)	(291,464)
Interest payable	(12,183)	–

Net cash provided by (used for) operating activities	(18,012,950)	13,442,820

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(41,323,336)	(88,832,113)

Net cash used for financing activities	(41,323,336)	(88,832,113)

Net decrease in unrestricted cash	(59,336,286)	(75,389,293)

Unrestricted cash at beginning of period	155,972,722	261,151,086

Unrestricted cash at end of period	96,636,436	185,761,793

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2009 and December 31, 2008 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
September 30, 2009, Partnership Net Assets: $104,793,671

Commodity	(23,896)	(0.02)	(239,646)	(0.23)	(263,542)
Equity	62,261	0.06	–	–	62,261
Foreign currency	3,873,856	3.70	(27,012)	(0.03)	3,846,844
Interest rate	367,184	0.35	114,543	0.11	481,727

Grand Total:	4,279,405	4.09	(152,115)	(0.15)	4,127,290

Unrealized Currency Loss				(2.18)	(2,283,648)

Total Net Unrealized Gain on Open Contracts					1,843,642
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	91,792	0.09
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(73,925)	(0.07)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2008, Partnership Net Assets: $146,498,464

Commodity	8,130	0.01	(157,027)	(0.11)	(148,897)
Equity	56,182	0.04	(188,676)	(0.13)	(132,494)
Foreign currency	1,629,758	1.11	(868,681)	(0.59)	761,077
Interest rate	511,819	0.35	(131,372)	(0.09)	380,447

Grand Total:	2,205,889	1.51	(1,345,756)	(0.92)	860,133

Unrealized Currency Loss				(1.61)	(2,353,585)

Total Net Unrealized Loss on Open Contracts					(1,493,452)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	33,971	0.02
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(194,835)	(0.13)
The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Charter Campbell L.P. (formerly, Morgan Stanley Charter Campbell L.P.) (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

1.  Organization
Morgan Stanley Smith Barney Charter Campbell L.P. (formerly, Morgan Stanley Charter Campbell L.P.) is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Graham L.P., Morgan Stanley Smith Barney Charter WNT L.P., and Morgan Stanley Smith Barney Charter Aspect L.P. (collectively, the "Charter Series").

Effective September 29, 2009, Demeter Management LLC (“Demeter”), the general partner of the Partnership, changed the name of Morgan Stanley Charter Campbell L.P. to Morgan Stanley Smith Barney Charter Campbell L.P.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the market price of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The Partnership’s general partner is Demeter.  The commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holding LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co., MSCG, and MSIP are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (the “Trading Advisor”) is the trading advisor to the Partnership.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), also known as FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative accounting principles generally accepted in the United States and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed.  Monthly, MS&Co. credits the Partnership with interest income on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay other similar customers on margin deposits.  In addition, MS&Co. credits the Partnership at each month end with interest income on 100% of the Partnership’s assets not deposited as margin at a rate equal to the monthly average on the 4-week U.S. Treasury bill discount rate during such month.  The Partnership pays brokerage fees to MS&Co.  MSCG acts as the counterparty on all trading options on foreign currency forward contracts.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
                                                         (formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

ASC 740-10, Income Taxes (which incorporates former FASB No. 109 and FASB Interpretation No. 48, Income Taxes), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.   The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by ASC 815-10-15, Derivative and Hedging (formerly, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2009	(2,003,127)	3,846,769	1,843,642	Dec. 2010	Dec. 2009
Dec. 31, 2008	(2,252,566)	759,114	(1,493,452)	Sep. 2009	Mar. 2009

The Partnership has credit risk associated with counterparty non-performance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $103,233,400 and $158,231,170  at September 30, 2009, and December 31, 2008, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.

However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Derivative and Hedging
ASC 815-10-65, Derivative and Hedging (formerly, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133), issued in March 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors

 MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership’s financial position, financial performance, and cash flows.  ASC 815-10-65 is effective as of January 1, 2009, for the Partnership.

The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy.  As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership’s investments as required by ASC 815-10-65 as of September 30, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Total number of outstanding contracts (absolute quantity)
	$	$	$	$	$
Commodity	83,172	(107,068)	42,850	(282,496)	(263,542)	301
Equity	204,373	(142,112)	–	–	62,261	822
Foreign currency	3,933,200	(59,344)	92,670	(119,682)	3,846,844	3,990
Interest rate	393,908	(26,724)	114,543	–	481,727	2,142
Total	4,614,653	(335,248)	250,063	(402,178)	4,127,290

Unrealized currency loss					(2,283,648)
Total net unrealized gain on open contracts					1,843,642

Option Contracts at Fair Value
Options purchased	$91,792
Options written	$(73,925)

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership during the three and nine month periods as required by the disclosures about Derivative and Hedging Topics of ASC 815-10-65.

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2009, included in Total Trading Results:
	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009
Type of Instrument	$	$

Commodity	(219,554)	(1,021,164)
Equity	2,200,441	(1,329,034)
Foreign currency	3,428,772	2,527,648
Interest rate	(800,486)	(2,520,032)
Unrealized currency gain	35,576	69,937

Total	4,644,749	(2,272,645)

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2009:
	For the Three Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2009
Trading Results	$	$

Realized	514,502	(5,580,913)
Net change in unrealized	4,130,247	3,308,268
Total Trading Results	4,644,749	(2,272,645)

6.  Fair Value Measurements and Disclosures
As defined by ASC 820-10-55, Fair Value Measurements and Disclosures (formerly, SFAS No. 157, Fair Value Measurements), fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction, between market participants at the measurement date (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

transparency of transactions between market participants).  Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ASC 820-10-55 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following tables summarize the valuation of the Partnership’s investments by the above ASC 820-10-55 fair value hierarchy as of September 30, 2009 and December 31, 2008:

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
September 30, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain (loss) on open contracts	(2,003,127)	3,846,769	n/a	1,843,642
Options purchased	–	91,792	n/a	91,792

Liabilities
Options written	–	73,925	n/a	73,925

December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain (loss) on open contracts	(2,252,566)	759,114	n/a	(1,493,452)
Options purchased	–	33,971	n/a	33,971

Liabilities
Options written	–	194,835	n/a	194,835

7.  Recent Accounting Pronouncements
(a)  Fair Value Measurements
ASC 820-10-65, Fair Value Measurements (formerly, FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), was issued in April 2008.  ASC 820-10-65 provides additional guidance for determining fair value and requires new disclosures regarding the categories of

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  ASC 820-10-65 is effective for the interim and annual periods ending after June 15, 2009.  The adoption of ASC 820-10-65 did not have a material impact on the Partnership’s financial statements.

(b)  Financial Instruments
ASC 825-10-65, Financial Instruments (formerly, FSP SFAS No. 107-1 and Accounting Principals Board No. 28-1, Interim Disclosures About Fair Value of Financial Instruments), was issued in April 2009. ASC 825-10-65 requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  ASC 825-10-65 is effective for the interim and annual periods ending after June 15, 2009.  The adoption of ASC 825-10-65 did not have a material impact on the Partnership’s financial statements.

(c)  Subsequent Events

The Partnership adopted ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events), which was issued in May 2009.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
(formerly, Morgan Stanley Charter Campbell L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855-10 is effective for the interim and annual periods ending after June 15, 2009.  Management has performed its evaluation of subsequent events through November 12, 2009, the date these financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuations limits” or  “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies.  The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses.  Either of these market conditions could result in restrictions on redemptions.  For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets.  Redemptions of units of limited partnership interest (“Unit(s)”) in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations.  The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2009 and 2008, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.

Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the Financial Statements on pages 2 through 20 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open (unrealized) contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2009
The Partnership recorded total trading results including interest income totaling $4,668,260 and expenses totaling $2,268,017, resulting in net income of $2,400,243 for the three months ended September 30, 2009.  The Partnership’s net asset value per Unit increased from $9.81 at June 30, 2009, to $10.04 at September 30, 2009.

The most significant trading gains of approximately 3.4% were recorded within the currency sector, primarily during July and September, from long positions in the Australian dollar, Swiss franc, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on speculation that the U.S. Federal Reserve might keep borrowing rates low after the U.S. central bank indicated that it remained committed to its quantitative easing program.  Meanwhile, the value of the Australian dollar and New Zealand dollar also moved higher in the wake of stronger gold prices.  Within the global stock index sector, gains of approximately 2.1% were experienced throughout a majority of the quarter from long positions in U.S., European, Taiwanese, and Hong Kong equity index futures as prices increased due to positive economic data and increased merger and acquisition activity in the technology sector.  Additional gains of approximately 1.1% were recorded in the metals markets throughout a majority of the quarter from long futures positions in copper, zinc, and nickel as prices rose following news that China’s economy expanded during the second quarter of 2009 and Chinese manufacturing jumped in July, thereby spurring speculation that demand for base metals might rise.  Smaller gains were experienced from long positions in silver and gold futures as prices moved higher amid a decline in the value of the U.S. dollar.  A portion of the Partnership’s gains for the quarter was offset by losses of approximately 1.1% incurred within the energy sector throughout a majority of the quarter.  During July and August, losses were recorded from long futures positions in crude oil and its related products as prices decreased due to above-average U.S. stockpiles.  Newly established short futures positions in crude oil and its related products resulted in losses during September as prices reversed higher after positive economic data spurred optimism that energy demand might rebound.  Within the global interest rate sector, losses of approximately 0.8% were experienced primarily during July and August from short positions in U.S., European, and Japanese fixed-income futures as prices increased on investor sentiment that the slow pace of the global economic recovery and signs of moderate inflation might lead central banks in these regions to maintain low interest rates in the near term.  Smaller losses of approximately 0.2% were incurred within the agricultural markets, primarily during September, from short futures positions in coffee as prices rose during the first half of the month on concerns that adverse weather might disrupt harvests in Colombia and Brazil, the world’s largest coffee producers.

The Partnership recorded total trading results including interest income totaling $(2,180,280) and expenses totaling $7,819,320, resulting in a net loss of $9,999,600 for the nine months ended September 30, 2009.  The Partnership’s net asset value per Unit decreased from $10.88 at December 31, 2008, to $10.04 at September 30, 2009.

The most significant trading losses of approximately 2.5% were recorded within the global interest rate sector, primarily during April, June, July, and August.  During April and June, losses were experienced from long positions in European and Australian fixed-income futures as prices reversed lower after a pledge from G-20 leaders to support the global economy and better-than-expected economic data reduced demand for the relative “safety” of government bonds.  Additional losses were incurred during July and August from short positions in European and Japanese fixed-income futures as prices increased on investor sentiment that the slow pace of the global economic recovery and signs of moderate inflation might lead central banks in these regions to maintain low interest rates in the near term.  Within the energy markets, losses of approximately 0.9% were experienced primarily during March and May from short futures positions in crude oil and its related products as prices rose on hopes that government measures to support the U.S. economy might boost energy demand.  During July and August, losses were recorded from long futures positions in crude oil and its related products as prices decreased due to above-average U.S. stockpiles.  Further losses were incurred during September from newly established short futures positions in crude oil and its related products as prices reversed higher after positive economic data boosted speculation of a rebound in energy demand.  Additional losses of approximately 0.8% were experienced within the global stock index sector, primarily during March and April, from short positions in U.S., British, and Pacific Rim equity index futures as prices increased after G-20 leaders indicated that participating governments and central banks would “take whatever further actions are necessary to stabilize the financial system”.  Smaller losses of approximately 0.2% were recorded within the agricultural markets, primarily during September, from short futures positions in coffee as prices rose during the first half of the month on concerns that adverse weather might disrupt harvests in Colombia and Brazil, the world’s largest coffee producers.  A portion of the Partnership’s losses for the first nine months of the year was offset by gains of approximately 3.1% experienced within the currency sector, primarily during February, March, June, July, and September.  During February and March, long positions in the Australian dollar versus the U.S. dollar resulted in gains as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing.  During June, gains were recorded from short positions in the British pound versus the U.S. dollar as the value of the U.S. dollar moved higher against the British pound following news that U.S. payrolls fell less than expected in May.  Meanwhile, long positions in the Australian dollar versus the U.S. dollar also experienced gains during June as the value of the Australian dollar increased relative to the U.S. dollar amid a rise in risk appetite, which boosted demand for higher-yielding currency assets.  Lastly, gains were recorded during July and September from long positions in the Australian dollar and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on speculation that the U.S. Federal Reserve might keep borrowing rates low after the U.S. central bank indicated that it remained committed to its quantitative easing program.  Smaller gains of approximately 0.2% were experienced within the metals markets, primarily during May, July, August, and September, from long futures positions in silver as prices rose amid a decline in the value of the U.S. dollar.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(5,428,232) and expenses totaling $4,412,087, resulting in a net loss of $9,840,319 for the three months ended September 30, 2008. The Partnership’s net asset value per Unit decreased from $11.69 at June 30, 2008, to $11.14 at September 30, 2008.

The most significant trading losses of approximately 3.1% were incurred within the currency sector, primarily during August and September, from long positions in the Australian dollar, Singapore dollar, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals.  Such losses were recorded during August after the U.S. Commerce Department reported a larger than previously estimated increase in Gross Domestic Product during the second quarter.  The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent global recession.  Within the energy markets, losses of approximately 2.1% were experienced throughout the majority of the quarter from long futures positions in crude oil and its related products as prices reversed lower amid signs that the U.S. economic slump might extend into 2009 and curb future energy demand.  Additional losses of approximately 1.1% were recorded within the global interest rate sector, primarily during July and September, from short positions in European fixed-income futures as prices increased amid a decline in the global equity markets and growing speculation that the European Central Bank might not raise interest rates due to weak economic growth.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 3.0% recorded within the global stock index sector, primarily during July and September, from short positions in U.S., European, and Pacific Rim equity index futures as equity prices moved sharply lower amid unprecedented U.S. financial market turmoil.  Furthermore, global equity markets plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.  Additional gains of approximately 0.3% were experienced within the metals markets, primarily during July and September, from short futures positions in copper and zinc as prices dropped on concerns that turmoil in the financial markets would further weaken the global economy and erode demand for base metals.

The Partnership recorded total trading results including interest income totaling $15,452,073 and expenses totaling $14,811,843, resulting in net income of $640,230 for the nine months ended September 30, 2008. The Partnership’s net asset value per Unit increased from $11.13 at December 31, 2007, to $11.14 at September 30, 2008.

The most significant trading gains of approximately 8.3% were recorded within the global stock index sector from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during January, February, March, and June on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market could restrain consumer spending, erode corporate earnings, and curb global economic growth.  Additional gains were experienced in July and September from short positions in global stock index futures as prices dropped sharply amid unprecedented U.S. financial market turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant.  Furthermore, global equity markets plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.  Within the energy markets, gains of approximately 0.8% were experienced, primarily during the second quarter, from long futures positions in crude oil and its related products as prices moved higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories.  Elsewhere, short positions in natural gas futures resulted in gains, primarily during August and September, as prices declined amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Additional gains of approximately 0.3% were recorded within the metals sector from long positions in gold futures as prices increased during the first half of the year due to a drop in the value of the U.S. dollar.  Smaller gains were experienced primarily during the third quarter from short futures positions in zinc as prices decreased on concerns that turmoil in the financial markets could further weaken the global economy and erode demand for base metals.  A portion of the Partnership’s gains for the first nine months of the year was offset by losses of approximately 3.4% incurred within the global interest rate sector from long positions in European fixed-income futures as prices reversed lower in March following the U.S. Federal Reserve’s aggressive actions to boost liquidity within the U.S. financial system, which temporarily renewed investor optimism about the future direction of the global equity markets.  During April, long positions in Japanese fixed-income futures resulted in additional losses as prices declined amid speculation that the Bank of Japan might not reduce borrowing costs as much as previously expected due to accelerating global inflation.  Further losses were experienced during the third quarter from newly established short positions in European fixed-income futures as prices increased amid the aforementioned decline in the global equity markets and growing speculation that the European Central Bank might not raise interest rates due to weak economic growth.  Smaller losses of approximately 0.6% were recorded within the currency sector, primarily during January and September, from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen moved higher against the U.S. dollar after extreme volatility in the global equity markets and concerns of slowing economic growth in the U.S. caused investors to sell higher-yielding assets funded by loans in Japan.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options.  The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership’s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership’s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements.  Margin requirements generally range between 2% and 15% of contract face value.  Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR.  The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio is sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generates a probability distribution of daily “simulated profit and loss” outcomes.  The VaR is the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter’s simulated profit and loss series.

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership’s are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the
Trading Advisor in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2009 and 2008.  At September 30, 2009 and 2008, the Partnership’s total capitalization was approximately $105 million and $186 million, respectively.

Primary Market	September 30, 2009	September 30, 2008
Risk Category	Value at Risk	Value at Risk

Equity	(2.40)%	(0.18)%

Currency	(1.25)	(0.47)

Interest Rate	(0.82)	(0.54)

Commodity	(0.54)	(0.19)

Aggregate Value at Risk	(2.82)%	(0.53)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.   Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2008 through September 30, 2009.

Primary Market Risk Category	High	Low	Average
Equity	(2.40)%	(0.07)%	(0.90)%
Currency	(1.25)	(0.31)	(0.81)
Interest Rate	(0.82)	(0.38)	(0.58)
Commodity	(0.63)	(0.08)	(0.39)
Aggregate Value at Risk	(2.82)%	(0.59)%	(1.57)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to the following:
•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

•	changes in portfolio value caused by market movements may differ from those of the VaR model;
•	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;
•	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
•	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership’s potential “risk of ruin”.
.
The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2009 and 2008, and for the four quarter-end reporting periods from October 1, 2008, through September 30, 2009.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2009, such amount was equal to approximately 89% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisor, in general, tends to utilize its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2009, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at September 30, 2009, was to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At September 30, 2009, the Partnership’s primary exposures were to the IBEX 35 (Spain), Euro Stox 50 (Europe), NASDAQ 100 (U.S.), DAX (Germany), FTSE 100 (United Kingdom), S&P 500 (U.S.), Nikkei 225 (Japan), SPI 200 (Australia), Hang Seng (Hong Kong), Taiwan (Taiwan), AEX (The Netherlands), and CAC 40 (France) stock indices.  The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  The second largest market exposure of the Partnership at September 30, 2009, was to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  At September 30, 2009, the Partnership’s major exposures were to euro, British pound, and Japanese yen currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Interest Rate.  At September 30, 2009, the Partnership had market exposure to the global interest rate sector.  Exposure was primarily spread across the European, U.S., Australian, Japanese, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  However, the Partnership also takes futures positions in the government debt of smaller countries – e.g., Australia.  Demeter anticipates that the G-7 countries’ interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

 -

Commodity.
Metals.  The third largest market exposure of the Partnership at September 30, 2009, was to the metals sector.  The Partnership's metals exposure was to fluctuations in the price of precious metals, such as silver and gold, as well as base metals, such as copper, zinc, and nickel.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  At September 30, 2009, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was primarily to futures contracts in crude oil and its related products, as well as in natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.  Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals.  At September 30, 2009, the Partnership had market exposure to the markets that comprise these sectors.  Most of the exposure was to the wheat, corn, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2009:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2009, were in euros, British pounds, Hong Kong dollars, Japanese yen, Canadian dollars, and Australian dollars.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance.  In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

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

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Morgan Stanley Smith Barney Charter Campbell L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 12, 2009	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.