Form 10-Q
period 2010-03-31
MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL LP
filed 2010-05-13
CIK 1169749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2010 and December 31, 2009	2

	Statements of Operations for the Quarters Ended March 31, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2010 and 2009	4

	Statements of Cash Flows for the Quarters Ended March 31, 2010 and 2009	5

	Condensed Schedules of Investments as of March 31, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-39

Item 4.	Controls and Procedures	40

Item 4T.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:

Unrestricted cash	79,478,569	95,664,676
Restricted cash	8,080,965	7,153,792

Total cash	87,559,534	102,818,468

Net unrealized gain on open contracts (MSIP)	409,841	237,468
Net unrealized loss on open contracts (MS&Co.)	(686,656)	(3,687,328)

Total net unrealized loss on open contracts	(276,815)	(3,449,860)

Options purchased (premiums paid $179,965 and $230,419, respectively)	154,855	224,032

Total Trading Equity	87,437,574	99,592,640

Interest receivable (MS&Co.)	4,683	805

Total Assets	87,442,257	99,593,445

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	1,889,427	4,061,758
Accrued brokerage fees (MS&Co.)	425,529	513,615
Accrued management fees	187,942	226,847
Options written (premiums received $67,010 and $71,821, respectively)	49,893	61,722

Total Liabilities	2,552,791	4,863,942

Partners’ Capital

Limited Partners (8,997,407.549 and 9,577,179.414 Units, respectively)	84,036,076	93,776,897
General Partner (91,369.055 and 97,287.055 Units, respectively)	853,390	952,606

Total Partners’ Capital	84,889,466	94,729,503

Total Liabilities and Partners’ Capital	87,442,257	99,593,445

NET ASSET VALUE PER UNIT	9.34	9.79

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	5,934	50,251

EXPENSES
Brokerage fees (MS&Co.)	1,329,231	2,094,603
Management fees	587,077	925,116

Total Expenses	1,916,308	3,019,719

NET INVESTMENT LOSS	(1,910,374)	(2,969,468)

TRADING RESULTS
Trading profit (loss):
Realized	(5,707,586)	2,046,816
Net change in unrealized	3,161,340	(1,420,520)

Total Trading Results	(2,546,246)	626,296

NET LOSS	(4,456,620)	(2,343,172)

NET LOSS ALLOCATION

Limited Partners	(4,411,974)	(2,319,615)
General Partner	(44,646)	(23,557)

NET LOSS PER UNIT *

Limited Partners	(0.45)	(0.19)
General Partner	(0.45)	(0.19)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	9,486,671.007	12,533,681.868

* Based on change in net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2008	13,466,174.194	145,023,184	1,475,280	146,498,464

Net Loss	–	(2,319,615)	(23,557)	(2,343,172)

Redemptions	(1,802,801.633)	(19,312,274)	(197,851)	(19,510,125)

Partners’ Capital,
March 31, 2009	11,663,372.561	123,391,295	1,253,872	124,645,167

Partners’ Capital,
December 31, 2009	9,674,466.469	93,776,897	952,606	94,729,503

Net Loss	–	(4,411,974)	(44,646)	(4,456,620)

Redemptions	(585,689.865)	(5,328,847)	(54,570)	(5,383,417)

Partners’ Capital,
March 31, 2010	9,088,776.604	84,036,076	853,390	84,889,466

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(4,456,620)	(2,343,172)
Noncash item included in net loss:
Net change in unrealized	(3,161,340)	1,420,520

(Increase) decrease in operating assets:
Restricted cash	(927,173)	(4,143,715)
Net premiums paid for options purchased	50,454	8,571
Interest receivable (MS&Co.)	(3,878)	(14,958)

Decrease in operating liabilities:
Accrued brokerage fees (MS&Co.)	(88,086)	(114,072)
Accrued management fees	(38,905)	(50,382)
Net premiums received from options written	(4,811)	(34,627)
Interest payable	—	(12,183)

Net cash used for operating activities	(8,630,359)	(5,284,018)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(7,555,748)	(24,367,930)

Net cash used for financing activities	(7,555,748)	(24,367,930)

Net decrease in unrestricted cash	(16,186,107)	(29,651,948)

Unrestricted cash at beginning of period	95,664,676	155,972,722

Unrestricted cash at end of period	79,478,569	126,320,774

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
March 31, 2010, Partnership Partners’ Capital: $84,889,466

Commodity	790,091	0.93	219,001	0.26	1,009,092
Equity	695,526	0.82	(11,843)	(0.01)	683,683
Foreign currency	445,183	0.52	(359,466)	(0.42)	85,717
Interest rate	(25,347)	(0.03)	250,378	0.29	225,031

Grand Total:	1,905,453	2.24	98,070	0.12	2,003,523

Unrealized Currency Loss				(2.69)	(2,280,338)

Total Net Unrealized Loss on Open Contracts					(276,815)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	154,855	0.18
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(49,893)	(0.06)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009, Partnership Partners’ Capital: $94,729,503

Commodity	142,612	0.15	3,200	–	145,812
Equity	708,608	0.75	–	–	708,608
Foreign currency	(804,417)	(0.85)	(50,706)	(0.05)	(855,123)
Interest rate	(1,195,602)	(1.26)	40,617	0.04	(1,154,985)

Grand Total:	(1,148,799)	(1.21)	(6,889)	(0.01)	(1,155,688)

Unrealized Currency Loss				(2.42)	(2,294,172)

Total Net Unrealized Loss on Open Contracts					(3,449,860)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	224,032	0.24
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(61,722)	(0.07)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Charter Campbell L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

1.  Organization
Morgan Stanley Smith Barney Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P., Morgan Stanley Smith Barney Charter Graham L.P., and Morgan Stanley Smith Barney Charter WNT L.P. (collectively, the "Charter Series").

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. acts as the counterparty on all trading of foreign currency forward contracts.  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by
Citigroup Inc.  MS&Co., MSCG, and MSIP are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (“Campbell”) (the “Trading Advisor”) is the trading advisor to the Partnership.

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance issued by Financial Accounting Standards Board (“FASB”) on income taxes, clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.
-  9 -

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying asset at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment provisions;
2)	Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors; and
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2010	(362,559)	85,744	(276,815)	Jun. 2011	Jun. 2010
Dec. 31, 2009	(2,594,770)	(855,090)	(3,449,860)	Mar. 2011	Mar. 2010

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $87,196,975 and $100,223,698 at March 31, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Derivatives and Hedging
Effective January 1, 2009, the Partnership adopted the provision of the Derivatives and Hedging Topic of the FASB Codification, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

instruments and activities are accounted for; how and why they are used; and their effects on the Partnership’s financial position, financial performance, and cash flows.  The adoption of this new guidance did not have a material impact on the Partnership’s financial statements, other than enhanced financial statements disclosures.

The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of March 31, 2010 and December 31, 2009, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding (absolute quantity)
	$	$	$	$	$

Commodity	843,267	(53,176)	234,091	(15,090)	1,009,092	377
Equity	721,839	(26,313)	–	(11,843)	683,683	586
Foreign currency	687,833	(242,650)	43,206	(402,672)	85,717	6,866
Interest rate	391,685	(417,032)	251,383	(1,005)	225,031	2,757
Total	2,644,624	(739,171)	528,680	(430,610)	2,003,523

Unrealized currency loss					(2,280,338)
Total net unrealized loss on open contracts					(276,815)

Option Contracts at Fair Value	$
Options purchased	154,855
Options written	(49,893)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding (absolute quantity)
	$	$	$	$	$

Commodity	441,146	(298,534)	3,200	–	145,812	229
Equity	708,608	–	–	–	708,608	656
Foreign currency	94,380	(898,797)	392,651	(443,357)	(855,123)	2,847
Interest rate	10,415	(1,206,017)	81,287	(40,670)	(1,154,985)	1,941
Total	1,254,549	(2,403,348)	477,138	(484,027)	(1,155,688)

Unrealized currency loss					(2,294,172)
Total net unrealized loss on open contracts					(3,449,860)

Option Contracts at Fair Value	$
Options purchased	224,032
Options written	(61,722)

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership as for the quarters ended March 31, 2010 and 2009, respectively, required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Quarter Ended March 31, 2010 included in Total Trading Results:

Type of Instrument	$

Commodity	(1,576,209)
Equity	(1,803,725)
Foreign currency	(785,035)
Interest rate	1,604,890
Unrealized currency gain	13,833

Total	(2,546,246)

Line Items on the Statements of Operations for the Quarter Ended March 31, 2010:
Trading Results	$

Realized	(5,707,586)
Net change in unrealized	3,161,340
Total Trading Results	(2,546,246)

The Effect of Trading Activities on the Statements of Operations for the Quarter Ended March 31, 2009 included in Total Trading Results:

Type of Instrument	$

Commodity	(729,485)
Equity	(868,310)
Foreign currency	650,498
Interest rate	1,510,248
Unrealized currency gain	63,345

Total	626,296

Line Items on the Statements of Operations for the Quarter Ended March 31, 2009:
Trading Results	$

Realized	2,046,816
Net change in unrealized	(1,420,520)
Total Trading Results	626,296

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.  Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized loss on futures contracts	362,559	–	n/a	362,559
Net unrealized gain on forward contracts	–	85,744	n/a	85,744
Options purchased	–	154,855	n/a	154,855

Liabilities
Options written	–	49,893	n/a	49,893

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized loss on futures contracts	2,594,770	–	n/a	2,594,770
Net unrealized loss on forward contracts	–	855,090	n/a	855,090
Options purchased	–	224,032	n/a	224,032

Liabilities
Options written	–	61,722	n/a	61,722

7.  Other Pronouncements
(a)  Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It was effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

(c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance was effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(d)  Subsequent Events

In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

8.  Recent Pronouncements
(a)  Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance, which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(b) Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The amendment is effective for annual periods beginning after November 15, 2009, and interim periods thereafter. Effective February 25, 2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities. Management believes that the Partnership meets the criteria for the indefinite deferral of the application of this guidance.

9.  Restricted and Unrestricted Cash
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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or  “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March 31, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open (unrealized) contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees and brokerage fees of the Partnership are recorded on an accrual basis.

For the Quarter Ended March 31, 2010
The Partnership recorded total trading results including interest income totaling $(2,540,312) and expenses totaling $1,916,308, resulting in a net loss of $4,456,620 for the quarter ended March 31, 2010.  The Partnership’s net asset value per Unit decreased from $9.79 at December 31, 2009, to $9.34 at March 31, 2010.

The most significant trading losses of approximately 1.8% were incurred within the global stock index sector, primarily during January and February, from long positions in European and Pacific Rim equity index futures as prices declined due to disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates.  Prices continued to fall towards the end of January on mounting concerns regarding sovereign debt defaults from a number of European countries, most notably Greece, Portugal, and Spain. During February, prices moved lower towards the end of the month following news that European confidence in the economic outlook worsened and U.S. jobless claims unexpectedly increased, thereby resulting in additional losses.  Within the metals markets, losses of approximately 0.8% were experienced primarily during January and February from long futures positions in zinc and copper as prices decreased on speculation that demand for base metals might wane after Chinese banks began to restrict lending.  Meanwhile, additional losses were recorded during January from long positions in silver and gold futures as prices declined due to a rise in the value of the U.S. dollar.  In the energy sector, losses of approximately 0.8% were incurred primarily during January from long futures positions in crude oil and its related products as prices dropped due to reports of increased U.S. inventories, as well as on speculation that China’s economic activity and energy demand might ease.  Additional losses of approximately 0.7% were experienced within the currency sector, primarily during January, from long positions in the British pound versus the U.S. dollar as the value of the British pound decreased relative to the U.S. dollar after a government report showed the U.K. economy grew less than forecast in the fourth quarter of 2009.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 1.7% achieved in the global interest rate sector, primarily during January and February, from long positions in U.S. and European fixed-income futures.  In January, prices rose on concerns that lending restrictions in China and possible reductions in U.S. stimulus measures might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds.  Prices were then pressured higher during February amid worries that Greece’s fiscal struggles might begin to spread to other nations.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $676,547 and expenses totaling $3,019,719, resulting in a net loss of $2,343,172 for the quarter ended March 31, 2009. The Partnership’s net asset value per Unit decreased from $10.88 at December 31, 2008, to $10.69 at March 31, 2009.

The most significant trading losses of approximately 0.8% were incurred within the global stock index sector, primarily during March, from short positions in European and Pacific Rim equity index futures as prices reversed higher after Group of 20 leaders indicated that participating governments and central banks would “take whatever further actions are necessary to stabilize the financial system”.  Prices were also pressured higher after the U.S. Treasury Department announced plans to rid U.S. banks of “toxic assets”, thereby reducing risk aversion.  Additional losses of approximately 0.5% were recorded within the metals markets throughout the majority of the quarter from short futures positions in copper and zinc as prices reversed higher on speculation that economic stimulus plans in the U.S. and China would help boost demand for base metals.  Smaller losses were experienced from short positions in gold futures, primarily during January, as prices increased amid uncertainty regarding the future direction of the global economy, which spurred demand for precious metals as a “safe haven”.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 1.1% recorded within the global interest rate sector, primarily during March, from long positions in European fixed-income futures as prices moved higher after the European Central Bank cut its benchmark interest rate to a record 1.5% in an effort to further stimulate the European economy.  Continued speculation that the European Central Bank might further reduce rates in the future also pushed prices higher.  Additional gains of approximately 0.5% were experienced within the currency sector, primarily during February and March, from long positions in the Australian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending, which would include the purchase of $300 billion in longer-term Treasury bonds and buying significant quantities of “toxic assets” from bank balance sheets.  Smaller gains were recorded from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar moved lower against the U.S. dollar during February after a government report showed Canada unexpectedly recorded its first monthly trade deficit in more than three decades.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at March 31, 2010 and 2009.  At March 31, 2010 and 2009, the Partnership’s total capitalization was approximately $85 million and $125 million, respectively.
Primary Market	March 31, 2010	March 31, 2009
Risk Category	Value at Risk	Value at Risk

Equity	(3.58)%	(0.87)%

Currency	(1.61)	(0.54)

Interest Rate	(1.18)	(0.56)

Commodity	(1.52)	(0.31)

Aggregate Value at Risk	(5.61)%	(1.12)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2009 through March 31, 2010 and from April 1, 2008 through March 31, 2009, respectively.

March 31, 2010
Primary Market Risk Category	High	Low	Average
Equity	(3.58)%	(0.27)%	(2.15)%
Currency	(1.61)	(0.74)	(1.18)
Interest Rate	(1.18)	(0.58)	(0.79)
Commodity	(1.52)	(0.54)	(0.88)
Aggregate Value at Risk	(5.61)%	(1.77)%	(3.33)%

March 31, 2009
Primary Market Risk Category	High	Low	Average
Equity	(1.06)%	(0.07)%	(0.55)%
Interest Rate	(0.56)	(0.35)	(0.46)
Currency	(0.93)	(0.31)	(0.56)
Commodity	(0.33)	(0.08)	(0.23)
Aggregate Value at Risk	(1.12)%	(0.53)%	(0.80)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership’s potential “risk of ruin.”

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at March 31, 2010 and 2009, and for the four quarter-end reporting periods from April 1, 2009 through March 31, 2010 and from April 1, 2008 through March 31, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2010, such amount was equal to approximately 91% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at March 31, 2010 was to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At March 31, 2010, the Partnership’s primary exposures were to the FTSE 100 (United Kingdom), S&P 500 (U.S.), NASDAQ 100 (U.S.), SPI 200 (Australia), AEX (The Netherlands), CAC 40 (France), DAX (Germany), Euro Stoxx 50

(Europe), Nikkei 225 (Japan), Taiwan (Taiwan), and Canadian S&P 60 (Canada) stock indices.  The Partnership is exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  The second largest market exposure of the Partnership at March 31, 2010, was to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  At March 31, 2010, the Partnership’s major exposures were to Japanese yen, euro, and British pound currency crosses, as well as to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Interest Rate.  At March 31, 2010, the Partnership had market exposure to the global interest rate sector.  Exposure was primarily spread across the European, U.S., Australian, Japanese, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  However, the Partnership also takes futures positions in the government debt of smaller countries – e.g., Australia.  Demeter anticipates that the G-7 countries’ interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy.  The third largest market exposure of the Partnership at March 31, 2010, was to the energy sector.  The Partnership’s energy exposure was primarily to futures contracts in crude oil and its related products, as well as in natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Metals.   At March 31, 2010, the Partnership had market exposure to the metals sector.  The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, zinc, and aluminum, as well as precious metals, such as silver, gold, and platinum.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  At March 31, 2010, the Partnership had market exposure to the markets that comprise these sectors.  Most of the exposure was to the corn, wheat, live cattle, and soybean markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the primary non-trading risk exposure of the Partnership at March 31, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at March 31, 2010, were in British pounds, euros, Japanese yen, and Hong Kong dollars.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer

(Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2010.

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Morgan Stanley Smith Barney Charter Campbell L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

May 13, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.