Form 10-Q
period 2010-09-30
MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL LP
filed 2010-11-10
CIK 1169749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009	5

	Notes to Financial Statements	6-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-46

Item 4.	Controls and Procedures	46-47

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	48

Item 6.	Exhibits	48

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:
Unrestricted cash	75,729,464	95,664,676
Restricted cash	4,951,150	7,153,792

Total cash	80,680,614	102,818,468

Net unrealized gain (loss) on open contracts (MS&Co.)	1,990,252	(3,687,328)
Net unrealized gain on open contracts (MSIP)	435,050	237,468

Total net unrealized gain (loss) on open contracts	2,425,302	(3,449,860)

Options purchased (premiums paid $59,591 and $230,419, respectively)	65,449	224,032

Total Trading Equity	83,171,365	99,592,640

Interest receivable (MSSB)	7,111	805

Total Assets	83,178,476	99,593,445

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	785,213	4,061,758
Accrued brokerage fees (MS&Co.)	394,513	513,615
Accrued management fees	174,243	226,847
Options written (premiums received $85,664 and $71,821, respectively)	71,928	61,722

Total Liabilities	1,425,897	4,863,942

Partners’ Capital

Limited Partners (8,163,751.988 and 9,577,179.414 Units, respectively)	80,930,746	93,776,897
General Partner (82,901.055 and 97,287.055 Units, respectively)	821,833	952,606

Total Partners’ Capital	81,752,579	94,729,503

Total Liabilities and Partners’ Capital	83,178,476	99,593,445

NET ASSET VALUE PER UNIT	9.91	9.79

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	24,915	23,511	55,303	92,365

EXPENSES
Brokerage fees (MS&Co.)	1,172,062	1,573,191	3,751,875	5,423,806
Management fees	517,660	694,826	1,657,078	2,395,514

Total Expenses	1,689,722	2,268,017	5,408,953	7,819,320

NET INVESTMENT LOSS	(1,664,807)	(2,244,506)	(5,353,650)	(7,726,955)

TRADING RESULTS
Trading profit (loss):
Realized	2,944,152	514,502	(228,212)	(5,580,913)
Net change in unrealized	4,680,104	4,130,247	5,891,044	3,308,268
	7,624,256	4,644,749	5,662,832	(2,272,645)

Proceeds from Litigation Settlement	6,177	–	6,177	–

Total Trading Results	7,630,433	4,644,749	5,669,009	(2,272,645)

NET INCOME (LOSS)	5,965,626	2,400,243	315,359	(9,999,600)

NET INCOME (LOSS) ALLOCATION

Limited Partners	5,905,235	2,376,331	311,663	(9,898,260)
General Partner	60,391	23,912	3,696	(101,340)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.71	0.23	0.12	(0.87)
General Partner	0.71	0.23	0.12	(0.87)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	8,460,942.512	10,664,854.740	8,939,929.374	11,520,339.552

* Based on change in net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	9,674,466.469	93,776,897	952,606	94,729,503

Net Income	–	311,663	3,696	315,359

Redemptions	(1,427,813.426)	(13,157,814)	(134,469)	(13,292,283)

Partners’ Capital,
September 30, 2010	8,246,653.043	80,930,746	821,833	81,752,579

Partners’ Capital,
December 31, 2008	13,466,174.194	145,023,184	1,475,280	146,498,464

Net Loss	–	(9,898,260)	(101,340)	(9,999,600)

Redemptions	(3,026,348.289)	(31,400,508)	(304,685)	(31,705,193)

Partners’ Capital,
September 30, 2009	10,439,825.905	103,724,416	1,069,255	104,793,671

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
September 30, 2010, Partnership Partners’ Capital: $81,752,579

Commodity	2,431,723	2.97	(174,460)	(0.21)	2,257,263
Equity	163,073	0.20	120	–	163,193
Foreign currency	1,841,311	2.25	(563,398)	(0.69)	1,277,913
Interest rate	1,092,527	1.34	(6,086)	(0.01)	1,086,441
Grand Total:	5,528,634	6.76	(743,824)	(0.91)	4,784,810

Unrealized Currency Loss				(2.89)	(2,359,508)

Total Net Unrealized Gain on Open Contracts					2,425,302
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	65,449	0.08
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(71,928)	(0.09)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009, Partnership Partners’ Capital: $94,729,503

Commodity	142,612	0.15	3,200	–	145,812
Equity	708,608	0.75	–	–	708,608
Foreign currency	(804,417)	(0.85)	(50,706)	(0.05)	(855,123)
Interest rate	(1,195,602)	(1.26)	40,617	0.04	(1,154,985)
Grand Total:	(1,148,799)	(1.21)	(6,889)	(0.01)	(1,155,688)

Unrealized Currency Loss				(2.42)	(2,294,172)

Total Net Unrealized Loss on Open Contracts					(3,449,860)
Option Contracts	Fair Value	Percentage of Net Assets
	$	%
Options purchased on Futures Contracts	–	–
Options purchased on Forward Contracts	224,032	0.24
Options written on Futures Contracts	–	–
Options written on Forward Contracts	(61,722)	(0.07)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

1.  Organization
Morgan Stanley Smith Barney Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P. (“Charter Aspect”), and Morgan Stanley Smith Barney Charter WNT L.P. (“Charter WNT”) (collectively, the "Charter Series").  Prior to August 23, 2010, the Charter Series was comprised of the Partnership, Charter Aspect, Charter WNT, and Managed Futures Charter Graham L.P. (formerly, Morgan Stanley Smith Barney Charter Graham L.P.).

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
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

-  8 -

                                         MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2010	1,147,367	1,277,935	2,425,302	Dec. 2011	Dec. 2010
Dec. 31, 2009	(2,594,770)	(855,090)	(3,449,860)	Mar. 2011	Mar. 2010

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

aggregate, totaled $81,827,981 and $100,223,698 at September 30, 2010, and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5.  Derivatives and Hedging
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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of September 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for nine months (absolute quantity)
	$	$	$	$	$
Commodity	2,662,254	(230,531)	1,380	(175,840)	2,257,263	594
Equity	310,245	(147,172)	120	–	163,193	556
Foreign currency	2,531,373	(690,062)	82,023	(645,421)	1,277,913	6,460
Interest rate	1,297,833	(205,306)	–	(6,086)	1,086,441	2,913
Total	6,801,705	(1,273,071)	83,523	(827,347)	4,784,810

Unrealized currency loss					(2,359,508)

Total net unrealized gain on open contracts					2,425,302

		Average number of
		contracts outstanding
	Fair	for nine months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	65,449	3
Options written	(71,928)	3

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	441,146	(298,534)	3,200	–	145,812	229
Equity	708,608	–	–	–	708,608	656
Foreign currency	94,380	(898,797)	392,651	(443,357)	(855,123)	2,843
Interest rate	10,415	(1,206,017)	81,287	(40,670)	(1,154,985)	1,941
Total	1,254,549	(2,403,348)	477,138	(484,027)	(1,155,688)

Unrealized currency loss					(2,294,172)
Total net unrealized loss on open contracts					(3,449,860)

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
	Fair	for the year
	Value	(absolute quantity)
Option Contracts	$
Options purchased	224,032	2
Options written	(61,722)	2

The following tables summarize the net trading results of the Partnership as for the three and nine months ended September 30, 2010 and 2009, respectively, required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2010 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	2,354,664	(2,313,520)
Equity	610,738	(4,898,825)
Foreign currency	1,445,679	616,686
Interest rate	3,245,716	12,323,827
Unrealized currency loss	(32,541)	(65,336)
Proceeds from Litigation Settlement	6,177	6,177

Total	7,630,433	5,669,009

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2010:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	2,944,152	(228,212)
Net change in unrealized	4,680,104	5,891,044
Proceeds from Litigation Settlement	6,177	6,177
Total Trading Results	7,630,433	5,669,009

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2009 included in Total Trading Results:

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

September 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized gain on futures contracts	1,147,367	–	n/a	1,147,367
Net unrealized gain on forward contracts	–	1,277,935	n/a	1,277,935
Options purchased	–	65,449	n/a	65,449

Liabilities
Options written	–	(71,928)	n/a	(71,928)

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$		$
Assets
Net unrealized loss on futures contracts	(2,594,770)	–	n/a	(2,594,770)
Net unrealized loss on forward contracts	–	(855,090)	n/a	(855,090)
Options purchased	–	224,032	n/a	224,032

Liabilities
Options written	–	(61,722)	n/a	(61,722)

7.  Other Pronouncements
(a)  Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(d)  Subsequent Events

In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective on or about December 1, 2010 is disclosed in the Subsequent Event section on page 23.

(e)  Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance, which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

(g)  Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Subsequent Event
In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MSSB as non-clearing commodity broker and MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisors and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total trading results including interest income totaling $7,655,348 and expenses totaling $1,689,722, resulting in net income of $5,965,626 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $9.20 at June 30, 2010, to $9.91 at September 30, 2010.

The most significant trading gains of approximately 4.2% were achieved within the global interest rate sector, primarily during August, from long positions in European, U.S., and Japanese fixed-income futures as prices climbed higher due to concern that European governments might struggle to repay their debt, while reports added to evidence that Chinese economic growth might be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. In the agricultural complex, gains of approximately 3.0% were experienced primarily during July and September. In July, long positions in wheat futures achieved gains as prices jumped sharply higher on supply concerns after wet weather disrupted wheat harvesting in the U.S. Midwest and Great Plains. Prices were also pressured higher towards the end of the month amid worries that droughts in Russia and other parts of Europe might diminish global supplies. During September, gains were achieved from long positions in sugar futures as prices rose to a seven-month high as dry weather threatened crops in Brazil, the world’s biggest sugar producer. Gains of approximately 1.4% were achieved within the metals sector, primarily during September, due to long futures positions in silver and gold as prices rose amid increased demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. Additional gains were recorded from long futures positions in aluminum, copper, and nickel as prices moved higher after industrial output beat analyst estimates in China, the world’s biggest base metals user. Within the currency markets, gains of approximately 0.7%

were experienced primarily during September from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar appreciated to a 26-month high against the U.S. dollar amid speculation that the Reserve Bank of Australia might raise interest rates in October. Further gains were achieved in September from long positions in the Swedish krona, Singapore dollar, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar fell against these currencies amid renewed optimism regarding the global economic recovery, which reduced demand for the U.S. dollar as a “safe haven” currency. Gains of approximately 0.6% were recorded within the global stock index sector, primarily during September, due to long positions in Hong Kong, U.S., and Taiwan equity index futures as prices rose after higher-than-estimated U.S. wholesale inventories and China’s better-than-expected industrial production data raised confidence in the global economic recovery. Prices continued to increase following news of better-than-expected corporate earnings in the U.S. and Asia. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 1.5% incurred within the energy markets, primarily during July and September. In July, short futures positions in crude oil and its related products resulted in losses as prices rose after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico, thereby spurring concerns of a supply disruption. During September, losses were experienced from short futures positions in crude oil and its related products as prices rose after positive economic indicators from the U.S., Asia, and Europe restored confidence that the economic recovery might stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude to refineries in the U.S. Midwest was closed due to a leak.

The Partnership recorded total trading results including interest income totaling $5,724,312 and expenses totaling $5,408,953, resulting in net income of $315,359 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $9.79 at December 31, 2009, to $9.91 at September 30, 2010.

The most significant trading gains of approximately 15.9% were recorded within the global interest rate sector throughout the majority of the first nine months of the year from long positions in U.S. European, and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments might struggle to repay their debt and Chinese economic growth might be slowing and after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy. Gains of approximately 2.9% were achieved within the agricultural complex, primarily during July and September. In July, long positions in wheat futures achieved gains as prices jumped sharply higher on supply concerns after wet weather disrupted wheat harvesting in the U.S. Midwest and Great Plains. Prices were also pressured higher towards the end of July amid worries that droughts in Russia and other parts of Europe might diminish global supplies. During September, gains were achieved from long positions in sugar futures as prices rose to a seven-month high as dry weather threatened crops in Brazil, the world’s biggest sugar producer. A portion of the

Partnership’s gains for the first nine months of the year was offset by losses of approximately 5.6% in the global stock index markets, primarily during January, May, June, and August, from long positions in U.S., European, and Pacific Rim equity index futures. During January, global equity prices reversed sharply lower amid disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates. Later in January, global equity prices continued to fall on mounting concerns over sovereign debt defaults from a number of European countries, most notably Greece, Portugal, and Spain.  Additional losses were experienced in these markets during May as prices once again reversed lower on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe. Global equity prices dropped further during the second half of June on concerns regarding weakening growth in China and a slump in U.S. consumer confidence. During August, prices fell after the U.S. Federal Reserve said the pace of economic recovery was likely to be “more modest” than forecast and a report revealed U.S. productivity unexpectedly fell in the second quarter. Within the energy markets, losses of approximately 5.2% were incurred primarily during January, May, and June from long futures positions in crude oil and its related products. Prices declined in January due to reports of increased U.S. inventories, as well as on speculation that China’s economic activity and energy demand might ease.  During May and June, prices moved lower amid worries that Europe’s aforementioned debt troubles might weaken global economic energy demand. Additional losses were recorded during July and September from newly established short futures positions in crude oil and its related products as prices rose after the U.S. Department of Energy estimated production might trail demand while Tropical Storm Bonnie headed for the Gulf of Mexico and after positive economic indicators from the U.S., Asia, and Europe restored confidence that the economic recovery might stimulate energy demand. Within the currency sector, losses of approximately 0.1% were incurred primarily during January from long positions in the British pound versus the U.S. dollar as the value of the British pound declined relative to the U.S. dollar after a government report showed the U.K. economy grew less than forecast in the fourth quarter of 2009.  During June, additional losses were experienced from long positions in the New Zealand dollar and Singapore dollar versus the U.S. dollar as the value of these currencies decreased relative to the U.S. dollar after growing concerns regarding the European debt crisis reduced demand for higher-yielding currency assets.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the Partnership’s total capitalization was approximately $82 million and $105 million, respectively.

Primary Market	September 30, 2010	September 30, 2009
Risk Category	Value at Risk	Value at Risk

Equity	(2.02)%	(2.40)%

Interest Rate	(1.18)	(0.82)

Currency	(1.16)	(1.25)

Commodity	(2.14)	(0.54)

Aggregate Value at Risk	(4.15)%	(2.82)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Primary Market Risk Category	High	Low	Average
Equity	(3.58)%	(1.21)%	(2.29)%
Interest Rate	(2.07)	(0.59)	(1.26)
Currency	(1.61)	(0.55)	(1.01)
Commodity	(2.14)	(0.65)	(1.29)
Aggregate Value at Risk	(5.61)%	(2.13)%	(3.75)%

September 30, 2009
Primary Market Risk Category	High	Low	Average
Equity	(2.40)%	(0.07)%	(0.90)%
Interest Rate	(0.82)	(0.38)	(0.58)
Currency	(1.25)	(0.31)	(0.81)
Commodity	(0.63)	(0.08)	(0.39)
Aggregate Value at Risk	(2.82)%	(0.59)%	(1.57)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of September 30, 2010, such amount was equal to approximately 90% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The second largest market exposure of the Partnership at September 30, 2010, was to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2010, the Partnership’s primary exposures were to the FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), Hang Seng (Hong Kong), Taiwan (Taiwan), S&P 500 (U.S.), CAC 40 (France), Euro Stoxx 50 (Europe), SPI 200 (Australia), IBEX 35 (Spain), AEX (The Netherlands), S&P 60 (Canada), DAX (Germany), and Nikkei 225 (Japan) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, North American, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate.  At September 30, 2010, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries – e.g., Australia. Demeter anticipates that the G-7 countries’ interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  At September 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2010, the Partnership’s major exposures were to euro, British pound, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.

Metals. The largest market exposure of the Partnership at September 30, 2010, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as silver and gold, as well as base metals, such as copper, nickel, aluminum, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

                                                                                                                                                                             - 44 -

Soft Commodities and Agriculturals.  The third largest market exposure of the Partnership at September 30, 2010, was to the soft commodities and agricultural sectors. Most of the exposure was to the soybeans, sugar, corn, cotton, wheat, coffee, live cattle, and lean hogs markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy.  At September 30, 2010, the Partnership had market exposure to the energy sector. The Partnership’s energy exposure was primarily to futures contracts in crude oil and its related products, as well as in natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2010, were in Hong Kong dollars, euros, Australian dollars, Japanese yen, British pounds, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

Morgan Stanley Smith Barney Charter Campbell L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 10, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.