Form 10-Q
period 2011-06-30
MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL LP
filed 2011-08-12
CIK 1169749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Yes ☒  No ☐

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of June 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-40

Item 4.	Controls and Procedures	40-41

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:

Unrestricted cash	64,537,107	79,053,213
Restricted cash	7,843,653	5,052,970

Total cash	72,380,760	84,106,183

Net unrealized gain (loss) on open contracts (MSIP)	(255,666)	356,301
Net unrealized loss on open contracts (MS&Co.)	(3,598,378)	(216,405)

Total net unrealized gain (loss) on open contracts	(3,854,044)	139,896

Options purchased (premiums paid $135,056 and $267,400, respectively)	178,422	366,896

Total Trading Equity	68,705,138	84,612,975

Interest receivable (MSSB)	366	5,799

Total Assets	68,705,504	84,618,774

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,152,427	2,189,794
Accrued brokerage fees (MS&Co.)	355,949	400,033
Accrued management fees	118,650	176,681
Options written (premiums received $68,000 and $58,237, respectively)	68,918	166,225

Total Liabilities	1,695,944	2,932,733

Partners’ Capital:

Limited Partners (6,711,796.206 and 7,633,482.867 Units, respectively)	66,286,607	80,808,446
General Partner (73,202.055 and 82,901.055 Units, respectively)	722,953	877,595

Total Partners’ Capital	67,009,560	81,686,041

Total Liabilities and Partners’ Capital	68,705,504	84,618,774

NET ASSET VALUE PER UNIT	9.88	10.59

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(334,181)	(0.50)
Equity	627,958	0.94
Foreign currency	(115,775)	(0.17)
Interest rate	(1,419,313)	(2.12)

Total Futures and Forward Contracts Purchased	(1,241,311)	(1.85)

Futures and Forward Contracts Sold

Commodity	(74,422)	(0.11)
Equity	(175,242)	(0.26)
Foreign currency	27,786	0.04
Interest rate	(7,078)	(0.01)

Total Futures and Forward Contracts Sold	(228,956)	(0.34)

Unrealized Currency Loss	(2,383,777)	(3.56)

Net fair value	(3,854,044)	(5.75)

Option Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Forward Contracts	178,422	0.27
Options written on Forward Contracts	(68,918)	(0.10)

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
	$
Options purchased on Forward Contracts	366,896	0.45
Options written on Forward Contracts	(166,225)	(0.20)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	(1,020)	24,454	19,702	30,388

EXPENSES
Brokerage fees (MS&Co.)	1,100,880	1,250,582	2,311,138	2,579,813
Management fees	366,960	552,341	770,379	1,139,418

Total Expenses	1,467,840	1,802,923	3,081,517	3,719,231

NET INVESTMENT LOSS	(1,468,860)	(1,778,469)	(3,061,815)	(3,688,843)

TRADING RESULTS
Trading profit (loss):
Realized	2,207,513	2,535,222	2,026,983	(3,172,364)
Net change in unrealized	(1,188,797)	(1,950,400)	(3,943,000)	1,210,940

Total Trading Results	1,018,716	584,822	(1,916,017)	(1,961,424)

NET LOSS	(450,144)	(1,193,647)	(4,977,832)	(5,650,267)

NET LOSS ALLOCATION

Limited Partners	(445,323)	(1,181,598)	(4,923,284)	(5,593,572)
General Partner	(4,821)	(12,049)	(54,548)	(56,695)

NET LOSS PER UNIT *

Limited Partners	(0.11)	(0.14)	(0.71)	(0.59)
General Partner	(0.11)	(0.14)	(0.71)	(0.59)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	7,111,497.487	8,883,446.345	7,368,902.443	9,183,392.310

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	7,716,383.922	80,808,446	877,595	81,686,041

Net Loss	–	(4,923,284)	(54,548)	(4,977,832)

Redemptions	(931,385.661)	(9,598,555)	(100,094)	(9,698,649)

Partners’ Capital,
June 30, 2011	6,784,998.261	66,286,607	722,953	67,009,560

Partners’ Capital,
December 31, 2009	9,674,466.469	93,776,897	952,606	94,729,503

Net Loss	–	(5,593,572)	(56,695)	(5,650,267)

Redemptions	(1,080,579.583)	(9,934,507)	(91,412)	(10,025,919)

Partners’ Capital,
June 30, 2010	8,593,886.886	78,248,818	804,499	79,053,317

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and six months ended June 30, 2011 and 2010 were as follows:
       For the Three                                                             For the Six
Months Ended June 30,                                            Months Ended June 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 9.99	$ 9.34	$ 10.59	$ 9.79

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.21)	(0.20)	(0.42)	(0.41)
Realized Gain (Loss) (1)	0.27	0.28	0.25	(0.31)
Unrealized Gain (Loss)	(0.17)	(0.22)	(0.54)	0.13
Net Loss	(0.11)	(0.14)	(0.71)	(0.59)

Net asset value, June 30:	$ 9.88	$ 9.20	$ 9.88	$ 9.20

Ratios to average net assets:
Net Investment Loss (2)	(8.3)%	(8.8)%	(8.3)%	(8.9)%
Expenses before Incentive Fees (2)	8.3%	8.9%	8.3%	9.0%
Expenses after Incentive Fees (2)	8.3%	8.9%	8.3%	9.0%
Net Loss (2)	(2.5)%	(5.9)%	(13.5)%	(13.7)%
Total return before incentive fees	(1.1)%	(1.5)%	(6.7)%	(6.0)%
Total return after incentive fees	(1.1)%	(1.5)%	(6.7)%	(6.0)%

   (1) Realized Gain (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
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

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying assets at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5.  Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:
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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2011	(3,765,973)	(88,071)	(3,854,044)	Sep. 2012	Sep. 2011
Dec. 31, 2010	(1,194,883)	1,334,779	139,896	Mar. 2012	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

aggregate, totaled $68,614,787 and $82,911,300 at June 30, 2011, and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded  forward, and exchange-

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed- upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2011 and December 31, 2010, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$
Commodity	142,624	(476,805)	202,512	(276,934)	(408,603)	459
Equity	627,958	–	–	(175,242)	452,716	537
Foreign currency	386,446	(502,221)	84,464	(56,678)	(87,989)	9,234
Interest rate	–	(1,419,313)	–	(7,078)	(1,426,391)	2,027
Total	1,157,028	(2,398,339)	286,976	(515,932)	(1,470,267)

Unrealized currency loss					(2,383,777)
Total net unrealized loss on open contracts					(3,854,044)

		Average number of
		contracts outstanding
		for the six months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	178,422	2
Options written	(68,918)	1

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	1,337,918	(58,825)	–	(79,630)	1,199,463	562
Equity	188,291	(170,905)	10,264	–	27,650	579
Foreign currency	2,099,244	(267,960)	148,803	(645,309)	1,334,778	6,666
Interest rate	106,248	–	13,334	(173,022)	(53,440)	2,512
Total	3,731,701	(497,690)	172,401	(897,961)	2,508,451

Unrealized currency loss					(2,368,555)
Total net unrealized gain on open contracts					139,896

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	366,896	3
Options written	(166,225)	3

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Commodity	(2,527,960)	(1,187,025)
Equity	(1,321,211)	(2,806,462)
Foreign currency	2,430,643	973,572
Interest rate	2,448,519	1,119,120
Unrealized currency loss	(11,275)	(15,222)
Total	1,018,716	(1,916,017)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:
	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Realized	2,207,513	2,026,983
Net change in unrealized	(1,188,797)	(3,943,000)
Total Trading Results	1,018,716	(1,916,017)

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010 included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(3,091,975)	(4,668,184)
Equity	(3,705,838)	(5,509,563)
Foreign currency	(43,958)	(828,993)
Interest rate	7,473,221	9,078,111
Unrealized currency loss	(46,628)	(32,795)
Total	584,822	(1,961,424)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010:
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
June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	973,176	–	n/a	973,176
Forwards	–	470,828	n/a	470,828
Options Purchased	–	178,422	n/a	178,422

Total Assets	973,176	649,250	n/a	1,622,426

Liabilities
Futures	2,355,372	–	n/a	2,355,372
Forwards	–	558,899	n/a	558,899
Options Written	–	68,918	n/a	68,918

Total Liabilities	2,355,372	627,817	n/a	2,983,189

Unrealized currency loss				(2,383,777)

*Net fair value	(1,382,196)	21,433	n/a	(3,744,540)

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,656,055	–	n/a	1,656,055
Forwards	–	2,248,048	n/a	2,248,048
Options Purchased	–	366,896	n/a	366,896

Total Assets	1,656,055	2,614,944	n/a	4,270,999

Liabilities
Futures	482,383	–	n/a	482,383
Forwards	–	913,269	n/a	913,269
Options Written	–	166,225	n/a	166,225

Total Liabilities	482,383	1,079,494	n/a	1,561,877

Unrealized currency loss				(2,368,555)

*Net fair value	1,173,672	1,535,450	n/a	340,567

* This amount comprises the “Total net unrealized gain/(loss) on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value

-  20 -

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on only offset LME positions. All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or  “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open (unrealized) contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total trading results including interest income totaling $1,017,696 and expenses totaling $1,467,840, resulting in a net loss of $450,144 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $9.99 at March 31, 2011, to $9.88 at June 30, 2011.

The most significant trading losses were incurred within the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid concern that energy demand may weaken. Within the global stock index markets, losses were recorded primarily during May and June due to long positions in U.S., European, and Pacific Rim equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. Within the agricultural complex, losses were experienced primarily during May from long positions in coffee futures as prices moved lower on speculation production may increase in Brazil and Vietnam. Additional losses were incurred in this sector during June due to long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Losses were recorded within the metals sector, primarily during May, from long positions in silver futures as prices fell sharply from a 31-year high. Further losses were experienced during June from long futures positions in gold and silver as prices fell due to a rising U.S. dollar. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency markets, primarily during April, from long positions in the Swiss franc, euro, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the global interest rate sector, gains were recorded primarily during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

The Partnership recorded total trading results including interest income totaling $(1,896,315) and expenses totaling $3,081,517, resulting in a net loss of $4,977,832 for the six months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $10.59 at December 31, 2010, to $9.88 at June 30, 2011.

The most significant trading losses were recorded within the global stock index sector, primarily during March, due to long positions in European, Pacific Rim, and U.S. equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. During May and June, long positions in U.S., European, and Pacific Rim equity index futures resulted in additional losses as prices declined on concern the global economic recovery is faltering. Within the agricultural complex, losses were experienced primarily during March due to long positions in corn futures as prices fell after a U.S. Department of Agriculture report revealed increasing world stockpiles and declining U.S. exports of the crop. Additional losses were incurred in this sector during June due to long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Long positions in coffee futures resulted in additional losses in this sector during May. Within the metals markets, losses were recorded primarily during March from long futures positions in copper, nickel, and zinc as base metals prices moved lower amid concern that rising energy costs associated with mounting unrest in the Middle East may slow the global economy. During May, losses were incurred from long positions in silver futures as prices fell sharply from a 31-year high. Further losses were experienced in this sector during June from long futures positions in gold and silver due to a rising U.S. dollar. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the currency markets, primarily during February, from long positions in the Canadian dollar, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies moved higher against the U.S. dollar amid optimism about the global economic recovery. Additional gains were recorded during April from long positions in the Swiss franc, euro, and Australian dollar versus the U.S. dollar as the value of these currencies rose against the U.S. dollar. Within the global interest rate sector, gains were experienced primarily during May due to long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Lastly, gains were recorded within the energy markets throughout the majority of the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $67 million and $82       million, respectively.

Primary Market	June 30, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Interest Rate	(2.32)%	(0.21)%

Currency	(1.45)	(0.80)

Equity	(1.13)	(2.52)

Commodity	(0.69)	(2.12)

Aggregate Value at Risk	(3.28)%	(5.08)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Primary Market Risk Category	High	Low	Average
Interest Rate	(2.32)%	(0.21)%	(1.11)%
Currency	(1.94)	(0.80)	(1.34)
Equity	(2.52)	(1.13)	(1.75)
Commodity	(2.14)	(0.69)	(1.77)
Aggregate Value at Risk	(5.08)%	(3.28)%	(4.17)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(2.07)%	(0.21)%	(1.16)%
Currency	(1.61)	(0.55)	(1.03)
Equity	(3.58)	(1.21)	(2.33)
Commodity	(2.14)	(0.65)	(1.61)
Aggregate Value at Risk	(5.61)%	(2.13)%	(4.24)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2011, such amount was equal to approximately 91% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of a Trading Advisor and by daily monitoring its performance.  In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisor.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Morgan Stanley Smith Barney Charter Campbell L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.