Form 10-Q
period 2012-09-30
MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL LP
filed 2012-11-13
CIK 1169749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of September 30, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2012 and 2011	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-41

Item 4.	Controls and Procedures	41-42

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43-46

Item 1A.	Risk Factors	46-47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47-48

Item 6.	Exhibits	48-49

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	$	$

Trading Equity:

Unrestricted cash	45,574,799	54,498,150
Restricted cash	6,652,085	6,938,556

Total cash	52,226,884	61,436,706

Net unrealized gain on open contracts (MSIP)	6,907	236,359
Net unrealized loss on open contracts (MS&Co.)	(1,560,502)	(146,410)

Total net unrealized gain (loss) on open contracts	(1,553,595)	89,949

Total Trading Equity	50,673,289	61,526,655

Interest receivable (MS&Co. & MSSB)	2,840	1,376

Total Assets	50,676,129	61,528,031

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	936,100	2,022,443
Accrued brokerage fees (MS&Co.)	251,917	297,607
Accrued management fees	83,973	99,203

Total Liabilities	1,271,990	2,419,253

Partners’ Capital:

Limited Partners (4,755,773.363 and 5,973,858.709 Units, respectively)	48,852,650	58,393,243
General Partner (53,687.055 and 73,202.055 Units, respectively)	551,489	715,535

Total Partners’ Capital	49,404,139	59,108,778

Total Liabilities and Partners’ Capital	50,676,129	61,528,031

NET ASSET VALUE PER UNIT	10.27	9.77

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	291,781	0.59
Equity	(388,491)	(0.79)
Foreign currency	1,002,749	2.03
Interest rate	474,746	0.96

Total Futures and Forward Contracts Purchased	1,380,785	2.79

Futures and Forward Contracts Sold

Commodity	(75,410)	(0.15)
Foreign currency	(458,811)	(0.93)
Interest rate	(6,724)	(0.01)

Total Futures and Forward Contracts Sold	(540,945)	(1.09)

Unrealized Currency Loss	(2,393,435)	(4.84)

Net fair value	(1,553,595)	(3.14)

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & MSSB)	9,338	6,296	21,527	25,998

EXPENSES
Brokerage fees (MS&Co.)	769,778	1,046,482	2,486,896	3,357,620
Management fees	256,592	348,828	828,965	1,119,207

Total Expenses	1,026,370	1,395,310	3,315,861	4,476,827

NET INVESTMENT LOSS	(1,017,032)	(1,389,014)	(3,294,334)	(4,450,829)

TRADING RESULTS
Trading profit:
Net realized	97,418	3,928,870	7,879,650	5,955,853
Net change in unrealized	2,464,182	(282,905)	(1,643,544)	(4,225,905)

Total Trading Results	2,561,600	3,645,965	6,236,106	1,729,948

NET INCOME (LOSS)	1,544,568	2,256,951	2,941,772	(2,720,881)

NET INCOME (LOSS) ALLOCATION

Limited Partners	1,523,548	2,234,237	2,905,715	(2,689,047)
General Partner	21,020	22,714	36,057	(31,834)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.29	0.31	0.50	(0.40)
General Partner	0.29	0.31	0.50	(0.40)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	5,006,368.403	6,658,016.570	5,436,992.131	7,129,336.508

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	6,047,060.764	58,393,243	715,535	59,108,778

Net Income	–	2,905,715	36,057	2,941,772

Redemptions	(1,237,600.346)	(12,446,308)	(200,103)	(12,646,411)

Partners’ Capital,
September 30, 2012	4,809,460.418	48,852,650	551,489	49,404,139

Partners’ Capital,
December 31, 2010	7,716,383.922	80,808,446	877,595	81,686,041

Net Loss	–	(2,689,047)	(31,834)	(2,720,881)

Redemptions	(1,254,610.221)	(13,042,663)	(100,094)	(13,142,757)

Partners’ Capital,
September 30, 2011	6,461,773.701	65,076,736	745,667	65,822,403

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

1.  Organization
Morgan Stanley Smith Barney Charter Campbell L.P. is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P., and Morgan Stanley Smith Barney Charter WNT L.P. (collectively, the “Charter Series”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as a general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  As of September 26,

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2012, Morgan Stanley Smith Barney LLC (“MSSB”) is doing business as Morgan Stanley Wealth Management.  This entity, where the Partnership continues to maintain a cash account previously acted as a non-clearing commodity broker for the Partnership.  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”).  Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.  MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Campbell & Company, Inc. (the “Trading Advisor”) is the trading advisor to the Partnership.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
                                                                                               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2012, and 2011 were as follows:
                                                         For the Three Months                                                      For the Nine Months
                                             Ended September 30,                                                      Ended September 30,

	2012	2011	2012	2011
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 9.98	$ 9.88	$ 9.77	$ 10.59

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.21)	(0.21)	(0.62)	(0.63)
Realized/Unrealized Income (1)	0.50	0.52	1.12	0.23
Net Income (Loss)	0.29	0.31	0.50	(0.40)

Net asset value, September 30:	$ 10.27	$ 10.19	$ 10.27	$ 10.19

Ratios to average net assets:
Net Investment Loss (2)	(8.0)%	(7.9)%	(8.1)%	(8.2)%
Expenses before Incentive Fees (2)	8.0%	8.0%	8.2%	8.2%
Expenses after Incentive Fees (2)	8.0%	8.0%	8.2%	8.2%
Net Income (Loss) (2)	12.1%	12.9%	7.3%	(5.0)%
Total return before incentive fees	2.9%	3.1%	5.1%	(3.8)%
Total return after incentive fees	2.9%	3.1%	5.1%	(3.8)%

(1)	Realized/Unrealized Income is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
                                                                                          NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co., in Futures Interests trading accounts to meet margin requirements as needed.  Each month, MS&Co. pays the Partnership interest income on 100% of the average daily equity maintained in cash in the Partnership’s account during such month at a rate equal to 80% of the monthly average of the 4-week U.S. Treasury bill discount rate.  For purposes of such interest payments, daily funds do not include monies due to the Partnership on or with respect to futures, forwards or options contracts that have not been received.  MS&Co. retains any interest earned in excess of the interest paid to the Partnership.  The Partnership pays a flat rate brokerage fee to MS&Co.

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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2012	(2,097,511)	543,916	(1,553,595)	Sep. 2014	Dec. 2012
Dec. 31, 2011	(1,240,461)	1,330,410	89,949	Sep. 2013	Mar. 2012

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

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $50,129,373 and $60,196,245 at September 30, 2012, and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with each counterparty.  The primary terms are based on industry standard master agreements.  These agreements, which seek to reduce both the Partnership’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the

- 15
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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2012 and December 31, 2011, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	436,197	(144,416)	7,130	(82,540)	216,371	577
Equity	29,512	(418,003)	–	–	(388,491)	447
Foreign currency	1,211,051	(208,302)	–	(458,811)	543,938	3,923
Interest rate	494,496	(19,750)	–	(6,724)	468,022	2,065
Total	2,171,256	(790,471)	7,130	(548,075)	839,840

Unrealized currency loss					(2,393,435)
Total net unrealized loss on open contracts					(1,553,595)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	27,760	(35,100)	554,382	(553,530)	(6,488)	530
Equity	153,472	(2,078)	75,465	(5,440)	221,419	383
Foreign currency	183,838	(32,663)	1,202,671	(23,414)	1,330,432	7,864
Interest rate	1,031,489	(86,417)	13,978	(21,713)	937,337	2,111
Total	1,396,559	(156,258)	1,846,496	(604,097)	2,482,700

Unrealized currency loss					(2,392,751)
Total net unrealized gain on open contracts					89,949

		Average number of
		contracts outstanding
		for the year
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	2
Options written	–	1

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Type of Instrument	$	$

Commodity	607,900	1,906,601
Equity	1,240,490	1,523,502
Foreign currency	234,894	(415,542)
Interest rate	467,052	3,222,228
Unrealized currency gain (loss)	11,264	(683)
Total	2,561,600	6,236,106

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2012:
	For the Three Months	For the Nine Months
	Ended September 30, 2012	Ended September 30, 2012
Trading Results	$	$

Net realized	97,418	7,879,650
Net change in unrealized	2,464,182	(1,643,544)
Total Trading Results	2,561,600	6,236,106

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	(1,772,931)	(2,959,956)
Equity	(1,240,973)	(4,047,435)
Foreign currency	(2,695,305)	(1,721,733)
Interest rate	9,354,073	10,473,193
Unrealized currency gain (loss)	1,101	(14,121)
Total	3,645,965	1,729,948

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Net realized	3,928,870	5,955,853
Net change in unrealized	(282,905)	(4,225,905)
Total Trading Results	3,645,965	1,729,948

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	967,357	–	n/a	967,357
Forwards	–	1,211,029	n/a	1,211,029

Total Assets	967,357	1,211,029	n/a	2,178,386

Liabilities
Futures	671,432	–	n/a	671,432
Forwards	–	667,114	n/a	667,114

Total Liabilities	671,432	667,114	n/a	1,338,546

Unrealized currency loss				(2,393,435)

*Net fair value	295,925	543,915	n/a	(1,553,595)

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,856,568	–	n/a	1,856,568
Forwards	–	1,386,487	n/a	1,386,487

Total Assets	1,856,568	1,386,487	n/a	3,243,055

Liabilities
Futures	704,278	–	n/a	704,278
Forwards	–	56,077	n/a	56,077

Total Liabilities	704,278	56,077	n/a	760,355

Unrealized currency loss				(2,392,751)

*Net fair value	1,152,290	1,330,410	n/a	89,949

* This amount comprises the “Total net unrealized gain (loss) on open contracts” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2012 to September 30, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2012 and December 31, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS

As of September 30, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 22.84%; Currency 35.89%; Equity 18.03%; and Commodity 23.24%.

Liquidity.  The Partnership deposits its assets with MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of September 30, 2012, approximately 64.11% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 35.89% are forward contracts which are off-exchange traded.

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

The Trading Advisor trades the Partnership’s assets in accordance with its Financial, Metal & Energy Large Portfolio, a proprietary, systematic trading program.  The trading models utilized in the Trading Advisor’s trading program are designed to detect and exploit medium-term to long-term price changes, while also applying risk management and portfolio management principles.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2012
The Partnership recorded total trading results including interest income totaling $2,570,938 and expenses totaling $1,026,370, resulting in net income of $1,544,568 for the three months ended September 30, 2012.  The Partnership’s net asset value per Unit increased from $9.98 at June 30, 2012, to $10.27 at September 30, 2012.

The most significant trading gains were recorded within the global stock index sector during August and September from long positions in U.S. and European equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Within the global interest rate sector, gains were achieved during July from long positions in European and U.S. fixed income futures as price advanced on concern the global economic recovery is slowing. Within the agricultural complex, gains were experienced during July from long futures positions in corn, wheat, and soybeans as prices rose after a heat wave and drought in the U.S. Midwest threatened to limit output. Gains were also recorded within the currency markets during July from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies declined against the U.S. dollar after European Central Bank President Mario Draghi said the euro-zone still faces risks after policy makers cut interest rates to a record low. Within the energy sector, gains were achieved during August from long futures positions in RBOB (unleaded) gasoline and heating oil as prices advanced on speculation of increased energy demand.

The Partnership recorded total trading results including interest income totaling $6,257,633 and expenses totaling $3,315,861, resulting in net income of $2,941,772 for the nine months ended September 30, 2012.  The Partnership’s net asset value per Unit increased from $9.77 at December 31, 2011, to $10.27 at September 30, 2012.

The most significant trading gains were recorded within the global interest rate sector during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis. During July, long positions in European and U.S. fixed income futures resulted in further gains as prices climbed higher on concern the global economic recovery is slowing. Within the global stock index markets, gains were achieved during January and February from long positions in U.S., European, and Pacific Rim equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Gains were also recorded during August and September from long positions in U.S. and European equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Within the agricultural complex, gains were recorded during February and March from short positions in coffee futures as prices declined on signs of abundant supplies from Brazil, the world’s biggest grower of coffee. During July, long futures positions in corn, wheat, and soybeans resulted in additional gains as prices rose after a heat wave and drought in the U.S. Midwest threatened to limit output. Gains were experienced within the energy markets during January and March from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during

February from long futures positions in RBOB (unleaded) gasoline, Brent crude, and gas oil as prices increased on concerns over inventory levels and rising tensions in the Middle East. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the currency sector during March from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these commodity-linked currencies fell against the U.S. dollar amid concern about slowing growth in China. Additional currency losses were experienced during June from short positions in the euro, Swiss franc, and British pound versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. During August, short positions in the Swiss franc and euro versus the U.S. dollar resulted in losses as the value of these European currencies moved higher against the U.S. dollar. Within the metals markets, losses were recorded primarily in January from short positions in zinc and aluminum futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Smaller losses were experienced in this sector during February and March.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2012, the Partnership’s total capitalization was approximately $49 million.
                                  September 30, 2012

Primary Market		% of Total
Risk Category	VaR	Capitalization

Currency	$3,723,728	7.54%

Interest Rate	2,370,180	4.80%

Equity	1,870,963	3.79%

Commodity	2,410,944	4.88%

Total	$10,375,815	21.01%

                                      Three Months Ended September 30, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	4,843,533	1,299,633	2,530,585
Interest Rate	2,609,167	1,233,471	2,026,707
Equity	2,724,525	520,306	1,729,130
Commodity	3,657,027	1,391,485	2,197,581

* Average of month-end VaR

As of December 31, 2011, the Partnership’s total capitalization was approximately $59 million.

                                  December 31, 2011
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$3,011,542	5.09%

Interest Rate	2,818,160	4.77%

Equity	1,204,846	2.04%

Commodity	2,915,553	4.93%

Total	$9,950,101	16.83%

                               Twelve Months Ended December 31, 2011
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	5,001,944	644,787	1,820,543
Interest Rate	4,143,512	533,167	1,884,857
Equity	2,976,564	354,019	1,025,401
Commodity	3,930,695	465,517	1,671,789
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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company
Residential Mortgage and Credit Crisis Related Matters.
Class Actions.
On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.
On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in Part II, Item 1A, Risk Factors in the Partnership’s Report on Form 10-Q for the quarter ended June 30, 2012 other than as set forth below.

Speculative position and trading limits may reduce profitability.
The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures.  The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s general partner, Ceres Managed Futures LLC, is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George will be appointed a director of Ceres.

Damian George, age 45, has been a Director of the General Partner since November 2012.  Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association.  Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group.  Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney.  From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group.  From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc.  Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University.  Mr. George is a Certified Public Accountant.

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

Morgan Stanley Smith Barney Charter Campbell L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2012	By:	/s/Damian George
Damian George
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.