Form 10-Q
period 2016-03-31
MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL LP
filed 2016-05-12
CIK 1169749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-50064

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

(Exact name of registrant as specified in its charter)

Delaware	01-0710311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(855) 672-4468

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

As of April 30, 2016, 1,677,534.114 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $8,498,149 and $15,499,510 at March 31, 2016 and December 31, 2015, respectively)	$8,499,734	$15,498,983
Unrestricted cash	10,219,804	4,372,856
Restricted cash	2,390,907	2,434,648
Net unrealized appreciation on open futures contracts	379,307	-
Net unrealized appreciation on open forward contracts	3,319	-

Total equity in trading account	21,493,071	22,306,487

Cash at bank	833	-
Interest receivable	1,870	605

Total assets	$21,495,774	$22,307,092

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$190,939
Net unrealized depreciation on open forward contracts	-	57,817
Redemptions payable to Limited Partners	440,874	278,476
Accrued expenses:
Ongoing placement agent fees	37,067	38,090
General Partner fees	37,067	38,090
Management fees	27,801	28,569

Total liabilities	542,809	631,981

Partners’ Capital:
Limited Partners (1,721,646.039 and 1,774,475.344 Units outstanding at March 31, 2016 and December 31, 2015, respectively)	20,710,153	21,431,326
General Partner (20,184.324 Units outstanding at March 31, 2016 and December 31, 2015)	242,812	243,785

Total partners’ capital (net asset value)	20,952,965	21,675,111

Total liabilities and partners’ capital	$21,495,774	$22,307,092

NET ASSET VALUE PER UNIT	$12.03	$12.08

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2016

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	51	$(12,610)	(0.06)%
Equity	88	13,924	0.07
Interest rate	384	284,869	1.36

Total futures contracts purchased		286,183	1.37

Futures Contracts Sold
Commodity	281	93,605	0.45
Equity	89	24,194	0.11
Interest rate	176	(24,675)	(0.12)

Total futures contracts sold		93,124	0.44

Net unrealized appreciation on open futures contracts		$379,307	1.81%

Unrealized Appreciation on Open Forward Contracts
Commodity	60	$55,289	0.27%
Foreign currency	$74,025,374	1,311,628	6.26

Total unrealized appreciation on open forward contracts		1,366,917	6.53

Unrealized Depreciation on Open Forward Contracts
Commodity	40	(44,741)	(0.21)
Foreign currency	$67,052,741	(1,318,857)	(6.30)

Total unrealized depreciation on open forward contracts		(1,363,598)	(6.51)

Net unrealized appreciation on open futures contracts		$3,319	0.02%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.28% (amortized cost
$ 8,500,000	4/14/2016	of $8,498,149)	$8,499,734	40.57%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2015

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	43	$3,021	0.01%
Equity	66	(13,248)	(0.06)
Interest rate	256	(4,446)	(0.02)

Total futures contracts purchased		(14,673)	(0.07)

Futures Contracts Sold
Commodity	448	(178,528)	(0.82)
Equity	79	(217)	(0.00) *
Interest rate	252	2,479	0.01

Total futures contracts sold		(176,266)	(0.81)

Net unrealized depreciation on open futures contracts		$(190,939)	(0.88)%

Unrealized Appreciation on Open Forward Contracts
Commodity	32	$26,107	0.12%
Foreign currency	$76,943,413	1,238,301	5.71

Total unrealized appreciation on open forward contracts		1,264,408	5.83

Unrealized Depreciation on Open Forward Contracts
Commodity	126	(135,773)	(0.63)
Foreign currency	$70,802,583	(1,186,452)	(5.47)

Total unrealized depreciation on open forward contracts		(1,322,225)	(6.10)

Net unrealized depreciation on open futures contracts		$(57,817)	(0.27)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.0125% (amortized cost
$ 15,500,000	1/21/2016	of $15,499,510)	$15,498,983	71.51%

*  Due to rounding.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
INVESTMENT INCOME
Interest income	$10,750	$469

EXPENSES
General Partner fees	110,089	133,375
Ongoing placement agent fees	110,089	133,375
Management fees	82,568	100,032

Total expenses	302,746	366,782

NET INVESTMENT LOSS	(291,996)	(366,313)

TRADING RESULTS
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(418,435)	2,965,746
Net change in unrealized gains (losses) on open contracts	630,728	(339,778)

Total trading results	212,293	2,625,968

NET INCOME (LOSS)	$(79,703)	$2,259,655

NET INCOME (LOSS) ALLOCATION
Limited Partners	$(78,730)	$2,234,876
General Partner	$(973)	$24,779
NET INCOME (LOSS) PER UNIT*
Limited Partners	$(0.05)	$1.12
General Partner	$(0.05)	$1.12

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	1,786,861.611	2,020,224.157

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2015	1,794,659.668	$21,431,326	$243,785	$21,675,111
Net income (loss)	-	(78,730)	(973)	(79,703)
Redemptions	(52,829.305)	(642,443)	-	(642,443)

Partners’ Capital, March 31, 2016	1,741,830.363	$20,710,153	$242,812	$20,952,965

Partners’ Capital, December 31, 2014	2,044,806.087	$25,731,841	$282,949	$26,014,790
Net income (loss)	-	2,234,876	24,779	2,259,655
Redemptions	(62,086.887)	(840,503)	-	(840,503)

Partners’ Capital, March 31, 2015	1,982,719.200	$27,126,214	$307,728	$27,433,942

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Morgan Stanley Smith Barney Charter Campbell L.P. (the “Partnership”) is a Delaware limited partnership organized in 2002 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments). The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P. and Morgan Stanley Smith Barney Charter WNT L.P.

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. Campbell & Company, Inc. (the “Trading Advisor”) is the trading advisor to the Partnership.

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

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, and the results of its operations for the three months ended March 31, 2016 and 2015 and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

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

Restricted and Unrestricted Cash: The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of ($33,596) (proceeds of $33,448) and ($230,412) (proceeds of $230,918) as of March 31, 2016 and December 31, 2015, respectively.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946, “Financial Services- Investment Companies”. See Note 3, “Financial Highlights”.

Fair Value of Financial Instruments: The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments or all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as net unrealized depreciation on open futures contracts and net unrealized depreciation on open forward contracts, as applicable. In addition, amounts previously presented as futures and forward contacts purchased and futures and forward contracts sold on the Condensed Schedules of Investments are now reported as futures contracts purchased, futures contract sold, unrealized appreciation on open forward contracts and unrealized depreciation on open forward contracts, as applicable. In the financial highlights, interest income per Unit and expenses per Unit previously presented separately are now combined into net investment loss per Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

3. Financial Highlights

Financial highlights for the limited partner class for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months
	Ended March 31,
	2016	2015
Per Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.12	$1.30
Net investment loss	(0.17)	(0.18)

Increase (decrease) for the period	(0.05)	1.12
Net asset value per Unit, beginning of period	12.08	12.72

Net asset value per Unit, end of period	$12.03	$13.84

	For the Three Months
	Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.4) %	(5.5) %

Operating expenses before incentive fees	5.6%	5.5%
Incentive fees	-	-

Operating expenses after incentive fees	5.6%	5.5%

Total return:
Total return before incentive fees	(0.4) %	8.8%
Incentive fees	-	-

Total return after incentive fees	(0.4) %	8.8%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income less total expense.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

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

The exchange-traded contracts and the off-exchange traded contracts are fair valued on a daily basis.

The Partnership’s contracts are accounted for on a trade-date basis. Gains or losses are realized when the contracts are liquidated and are determined using the first-in, first-out method.

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition. The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6, “Fair Value Measurements”.

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures and exchange-traded forward contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized losses on all open exchange-traded futures and exchange-traded forward contracts, which, in the aggregate, totaled $13,000,565 and $6,506,899 at March 31, 2016 and December 31, 2015, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, and nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, including options on contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The futures, forwards and options traded, and the U.S. Treasury bills held, by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

5. Trading Activities

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

All of the commodity interest owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2016 and 2015 were 924 and 1,373, respectively. The month average of commodity forward contracts traded during the three months ended March 31, 2016 and 2015 were 245 and 360, respectively. The average notional value of currency forward contracts during the three months ended March 31, 2016 and 2015 was $233,240,803 and $300,996,370, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
March 31, 2016	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$566,916	$(187,609)	$379,307	$-	$-	$379,307
Forwards	1,366,917	(1,363,598)	3,319	-	-	3,319

Total assets	$1,933,833	$(1,551,207)	$382,626	$-	$-	$382,626

Liabilities
Futures	$(187,609)	$187,609	$-	$-	$-	$-
Forwards	(1,363,598)	1,363,598	-	-	-	-

Total liabilities	$(1,551,207)	$1,551,207	$-	$-	$-	$-

Net fair value						$382,626	*

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$269,891	$(269,891)	$-	$-	$-	$-
Forwards	1,264,408	(1,264,408)	-	-	-	-

Total assets	$1,534,299	$(1,534,299)	$-	$-	$-	$-

Liabilities
Futures	$(460,830)	$269,891	$(190,939)	$-	$-	$(190,939)
Forwards	(1,322,225)	1,264,408	(57,817)	-	-	(57,817)

Total liabilities	$(1,783,055)	$1,534,299	$(248,756)	$-	$-	$(248,756)

Net fair value						$(248,756)	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and/or the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables indicate the Partnership’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016
Assets
Futures Contracts
Commodity	$159,359
Equity	102,141
Interest rate	305,416

Total unrealized appreciation on open futures contracts	566,916

Liabilities
Futures Contracts
Commodity	(78,364)
Equity	(64,023)
Interest rate	(45,222)

Total unrealized depreciation on open futures contracts	(187,609)

Net unrealized appreciation on open futures contracts	$379,307	*

Assets
Forward Contracts
Commodity	$55,289
Foreign currency	1,311,628

Total unrealized appreciation on open forward contracts	1,366,917

Liabilities
Forward Contracts
Commodity	(44,741)
Foreign currency	(1,318,857)

Total unrealized depreciation on open forward contracts	(1,363,598)

Net unrealized appreciation on open forward contracts	$3,319	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2015
Assets
Futures Contracts
Commodity	$175,711
Equity	26,772
Interest rate	67,407

Total unrealized appreciation on open futures contracts	269,890

Liabilities
Futures Contracts
Commodity	(351,218)
Equity	(40,237)
Interest rate	(69,374)

Total unrealized depreciation on open futures contracts	(460,829)

Net unrealized depreciation on open futures contracts	$(190,939)	*

Assets
Forward Contracts
Commodity	$26,107
Foreign currency	1,238,301

Total unrealized appreciation on open forward contracts	1,264,408

Liabilities
Forward Contracts
Commodity	(135,773)
Foreign currency	(1,186,452)

Total unrealized depreciation on open forward contracts	(1,322,225)

Net unrealized depreciation on open forward contracts	$(57,817)	**

*	This amount is included in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is included in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,
Sector	2016		2015
Commodity	$(484,450)		$110,109
Equity	(198,923)		761,162
Foreign currency	277,766		803,465
Interest rate	617,900		951,232

Total	$212,293	*	$2,625,968	*

*	This amount is included in “Total trading results” in the Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS

6. Fair Value Measurements

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$8,499,734	$-	$8,499,734	$-
Futures	566,916	566,916	-	-
Forwards	1,366,917	55,289	1,311,628	-

Total Assets	$10,433,567	$622,205	$9,811,362	$-

Liabilities
Futures	$187,609	$187,609	$-	$-
Forwards	1,363,598	44,741	1,318,857	-

Total Liabilities	$1,551,207	$232,350	$1,318,857	$-

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$15,498,983	$-	$15,498,983	$-
Futures	269,891	269,891	-	-
Forwards	1,264,408	26,108	1,238,300	-

Total Assets	$17,033,282	$295,999	$16,737,283	$-

Liabilities
Futures	$460,830	$460,830	$-	$-
Forwards	1,322,225	135,773	1,186,452	-

Total Liabilities	$1,783,055	$596,603	$1,186,452	$-

7. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 19.4%; Currency 31.3%; Equity 23.3%; and Commodity 26.0%.

Liquidity. The Partnership deposits its assets available for trading in Futures Interests with MS&Co. as its clearing commodity broker in separate futures, forwards and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of March 31, 2016, approximately 68.7% of the Partnership’s total investment exposure is futures contracts which are exchange-traded, while approximately 31.3% is forward contracts which are off-exchange traded.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its cash at bank, interest receivable and its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts,” and recorded as “Net realized gain (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2016

The Partnership recorded total trading results including interest income totaling $223,043 and expenses totaling $302,746 resulting in net loss of $79,703 for the three months ended March 31, 2016. The Partnership’s net asset value per Unit decreased from $12.08 at December 31, 2015 to $12.03 at March 31, 2016.

During the first quarter, the Partnership posted a loss in Net Asset Value per Unit as trading gains in interest rates, currencies, and energies were offset by trading losses in agriculturals, metals, and global stock indices. The most significant losses were incurred within the agricultural markets during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Additional losses in this sector were incurred during March from short wheat and soybean futures positions as prices increased as the U.S. dollar’s decline improved U.S. export prospects. Within the metals complex, losses were incurred during January and February from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. In the global stock indices, losses were recorded primarily during January from long positions as prices decreased amid the steep sell-off in equities as global growth concerns persisted to start the New Year. The Partnership’s losses for the quarter were offset by gains achieved within the global interest rates sector during January and February primarily from long European bond futures positions as prices increased following dovish comments released by the European Central Bank and a flight-to-quality due to global growth concerns. In the currencies sector, gains were recorded during January from short positions in the British pound versus the U.S. dollar as the relative value of the pound fell amid concerns regarding the health of the U.K. economy and resulting implications for future rate increases. Additional gains were achieved from short positions in the Canadian dollar versus the U.S. dollar during January. Within the energy sector, gains were experienced during January from short futures positions in crude oil and oil distillates as prices declined following a rise in U.S. oil inventory levels and the expectation of additional production from Iran. Additional gains in this sector were recorded during February from short natural gas futures positions as prices fell dramatically as mild weather in much of the U.S. reduced demand for an already oversupplied market.

For the Three Months Ended March 31, 2015

The Partnership recorded total trading results including interest income totaling $2,626,437 and expenses totaling $366,782 resulting in net income of $2,259,655 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit increased from $12.72 at December 31, 2014 to $13.84 at March 31, 2015.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed-upon settlement date.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2016, the Partnership’s total capitalization was approximately $21 million.

		March 31, 2016

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currency	$1,086,446	5.19%	$1,655,482	$121,146	$699,003
Interest Rate	674,202	3.22	928,734	293,739	483,570
Equity	806,728	3.85	968,798	171,074	406,475
Commodity	902,748	4.31	1,406,800	717,622	973,725

Total	$3,470,124	16.57%

* Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was approximately $22 million.

		December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currency	$1,652,839	7.63%	$2,130,340	$-	$1,126,511
Interest Rate	444,671	2.05	1,135,061	122,032	527,396
Equity	446,828	2.06	1,693,336	222,168	713,433
Commodity	1,491,300	6.88	1,593,779	448,702	988,115

Total	$4,035,638	18.62%

* Average of daily Values at Risk.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2016.

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

The following information supplements and amends the discussion set forth under Part I. Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”), and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors set forth under Part I, Item 1A. in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The Partnership no longer offers Units.

The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of
			Purchased as Part	Units that May
		(b) Average	of Publicly	Yet Be Purchased
	(a) Total Number	Price Paid per	Announced	Under the
Period	of Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2016 - January 31, 2016	7,172.410	$12.39	N/A	N/A
February 1, 2016 - February 29, 2016	9,008.988	$12.51	N/A	N/A
March 1, 2016 - March 31, 2016	36,647.907	$12.03	N/A	N/A

	52,829.305	$12.16

*

Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are affected as of the last day of each month at the net asset value per Unit as of that day.

Item 4.     Mine Safety Disclosures — Not Applicable

Item 6.     EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02

Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

* Submitted electronically herewith.

37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Charter Campbell L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 12, 2016	By:	/s/ Steven Ross

Steven Ross
Chief Financial Officer and Director

	By:	/s/ Patrick T. Egan

Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.