Form 10-Q
period 2016-09-30
MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL LP
filed 2016-11-10
CIK 1169749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

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

Yes X    No

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

Yes    No X

As of October 31, 2016, 1,507,961.460 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY CHARTER CAMPBELL L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Morgan Stanley Smith Barney Charter Campbell L.P.

Statements of Financial Condition

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $15,499,510 at September 30, 2016 and December 31, 2015, respectively)	$-	$15,498,983
Unrestricted cash	15,308,337	4,372,856
Restricted cash	2,081,826	2,434,648
Net unrealized appreciation on open futures contracts	298,044	-

Total equity in trading account	17,688,207	22,306,487

Cash at bank	413	-
Interest receivable	2,186	605

Total assets	$17,690,806	$22,307,092

Liabilities and Partners’ Capital:

Liabilities:
Net unrealized depreciation on open futures contracts	$-	$190,939
Net unrealized depreciation on open forward contracts	42,890	57,817
Accrued expenses:
Ongoing placement agent fees	30,283	38,090
General Partner fees	30,283	38,090
Management fees	22,713	28,569
Redemptions payable to Limited Partners	373,029	278,476

Total liabilities	499,198	631,981

Partners’ Capital:
General Partner, 17,148.765 and 20,184.324 Units outstanding at September 30, 2016 and December 31, 2015, respectively	189,624	243,785
Limited Partners, 1,537,579.121 and 1,774,475.344 Units outstanding at September 30, 2016 and December 31, 2015, respectively	17,001,984	21,431,326

Total partners’ capital (net asset value)	17,191,608	21,675,111

Total liabilities and partners’ capital	$17,690,806	$22,307,092

Net asset value per Unit	$11.06	$12.08

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Campbell L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	86	$111,786	0.65%
Equity	203	16,602	0.10
Interest Rates	340	87,084	0.50

Total futures contracts purchased		215,472	1.25

Futures Contracts Sold
Commodity	255	80,140	0.47
Equity	20	61	0.00 *
Interest Rates	42	2,371	0.01

Total futures contracts sold		82,572	0.48

Net unrealized appreciation on open futures contracts		$298,044	1.73%

Unrealized Appreciation on Open Forward Contracts
Commodity	77	$138,047	0.80%
Currencies	$53,709,712	512,632	2.98

Total unrealized appreciation on open forward contracts		650,679	3.78

Unrealized Depreciation on Open Forward Contracts
Commodity	40	(120,444)	(0.70)
Currencies	$72,361,584	(573,125)	(3.33)

Total unrealized depreciation on open forward contracts		(693,569)	(4.03)

Net unrealized depreciation on open forward contracts		$(42,890)	(0.25)%

*	Due to rounding.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Campbell L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	43	$3,021	0.01%
Equity	66	(13,248)	(0.06)
Interest Rates	256	(4,446)	(0.02)

Total futures contracts purchased		(14,673)	(0.07)

Futures Contracts Sold
Commodity	448	(178,528)	(0.82)
Equity	79	(217)	(0.00) **
Interest Rates	252	2,479	0.01

Total futures contracts sold		(176,266)	(0.81)

Net unrealized depreciation on open futures contracts		$(190,939)	(0.88)%

Unrealized Appreciation on Open Forward Contracts
Commodity	32	$26,107	0.12%
Currencies	$76,943,413	1,238,301	5.71

Total unrealized appreciation on open forward contracts		1,264,408	5.83

Unrealized Depreciation on Open Forward Contracts
Commodity	126	(135,773)	(0.63)
Currencies	$70,802,583	(1,186,452)	(5.47)

Total unrealized depreciation on open forward contracts		(1,322,225)	(6.10)

Net unrealized depreciation on open forward contracts		$(57,817)	(0.27)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 15,500,000	1/21/2016	U.S. Treasury bills, 0.0125%* (Amortized cost of $15,499,510)	$15,498,983	71.51%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Campbell L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$8,225	$696	$26,387	$1,556

Expenses:
General Partner fees	93,750	115,002	301,600	380,317
Ongoing placement agent fees	93,750	115,002	301,600	380,317
Management fees	70,313	86,252	226,201	285,238

Total expenses	257,813	316,256	829,401	1,045,872

Net investment loss	(249,588)	(315,560)	(803,014)	(1,044,316)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(120,556)	(2,322,317)	(1,414,253)	(1,449,619)
Net change in unrealized gains (losses) on open contracts	(461,567)	3,348,708	503,418	1,450,696

Total trading results	(582,123)	1,026,391	(910,835)	1,077

Net income (loss)	$(831,711)	$710,831	$(1,713,849)	$(1,043,239)

Net income (loss) per Unit*	$(0.53)	$0.36	$(1.02)	$(0.56)

Weighted average number of Units outstanding	1,605,242.184	1,915,669.300	1,696,618.768	1,968,538.748

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter Campbell L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
Partners’ Capital, December 31, 2015	1,794,659.668	$21,431,326	$243,785	$21,675,111
Net income (loss)	-	(1,694,871)	(18,978)	(1,713,849)
Redemptions	(239,931.782)	(2,734,471)	(35,183)	(2,769,654)

Partners’ Capital, September 30, 2016	1,554,727.886	$17,001,984	$189,624	$17,191,608

Partners’ Capital, December 31, 2014	2,044,806.087	$25,731,841	$282,949	$26,014,790
Net income (loss)	-	(1,030,837)	(12,402)	(1,043,239)
Redemptions	(170,396.871)	(2,144,756)	(25,000)	(2,169,756)

Partners’ Capital, September 30, 2015	1,874,409.216	$22,556,248	$245,547	$22,801,795

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

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. Campbell & Company, Inc. (the “Trading Advisor”) is the trading advisor to the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formerly, the administrative fee) it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

Morgan Stanley Smith Barney Charter Campbell L.P.

Notes to Financial Statements

(Unaudited)

2.  Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation: The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investments: All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

Restricted and Unrestricted Cash: The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of ($25,028) (proceeds of $25,042) and ($230,412) (proceeds of $230,918) as of September 30, 2016 and December 31, 2015, respectively.

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

(Unaudited)

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

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services- Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

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

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as net unrealized appreciation on open futures contracts, net unrealized depreciation on open futures contracts, net unrealized appreciation on open forward contracts and net unrealized depreciation on open forward contracts, as applicable. In addition, amounts previously presented as futures and forward contracts purchased and futures and forward contracts sold in the Condensed Schedules of Investments are now reported as futures contracts purchased, futures contracts sold, unrealized appreciation on open forward contracts and unrealized depreciation on open forward contracts, as applicable.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Morgan Stanley Smith Barney Charter Campbell L.P.

Notes to Financial Statements

(Unaudited)

3.  Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Per Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(0.37)	$0.53	$(0.55)	$(0.02)
Net investment loss	(0.16)	(0.17)	(0.47)	(0.54)

Increase (decrease) for the period	(0.53)	0.36	(1.02)	(0.56)
Net asset value per Unit, beginning of period	11.59	11.80	12.08	12.72

Net asset value per Unit, end of period	$11.06	$12.16	$11.06	$12.16

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.4)%	(5.6)%	(5.4)%	(5.6)%

Operating expenses before incentive fees	5.6%	5.6%	5.6%	5.6%
Incentive fees	- %	- %	- %	- %

Operating expenses after incentive fees	5.6%	5.6%	5.6%	5.6%

Total return:
Total return before incentive fees	(4.6)%	3.1%	(8.4)%	(4.4)%
Incentive fees	- %	- %	- %	- %

Total return after incentive fees	(4.6)%	3.1%	(8.4)%	(4.4)%

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

Morgan Stanley Smith Barney Charter Campbell L.P.

Notes to Financial Statements

(Unaudited)

5.  Trading Activities:

The Partnership’s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy. As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2016 and 2015 were 959 and 682, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2016 and 2015 were 946 and 1,041, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2016 and 2015 were 177 and 390, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2016 and 2015 were 224 and 412, respectively. The monthly average notional values of currency forward contracts traded during the three months ended September 30, 2016 and 2015 were $168,417,915 and $250,883,368, respectively. The monthly average notional values of currency forward contracts traded during the nine months ended September 30, 2016 and 2015 were $214,958,990 and $284,713,166, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
September 30, 2016	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$542,530	$(244,486)	$298,044	$-	$-	$298,044
Forwards	650,679	(650,679)	-	-	-	-

Total assets	$1,193,209	$(895,165)	$298,044	$-	$-	$298,044

Liabilities
Futures	$(244,486)	$244,486	$-	$-	$-	$-
Forwards	(693,569)	650,679	(42,890)	-	-	(42,890)

Total liabilities	$(938,055)	$895,165	$(42,890)	$-	$-	$(42,890)

Net fair value						$255,154	*

Morgan Stanley Smith Barney Charter Campbell L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts
		Offset in the	Presented in the	Gross Amounts Not Offset in the
	Gross	Statements of	Statements of	Statements of Financial Condition
	Amounts	Financial	Financial	Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Condition	Instruments	Received/Pledged*	Net Amount
Assets
Futures	$269,891	$(269,891)	$-	$-	$-	$-
Forwards	1,264,408	(1,264,408)	-	-	-	-

Total assets	$1,534,299	$(1,534,299)	$-	$-	$-	$-

Liabilities
Futures	$(460,830)	$269,891	$(190,939)	$-	$-	$(190,939)
Forwards	(1,322,225)	1,264,408	(57,817)	-	-	(57,817)

Total liabilities	$(1,783,055)	$1,534,299	$(248,756)	$-	$-	$(248,756)

Net fair value						$(248,756)	*

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

Morgan Stanley Smith Barney Charter Campbell L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Partnership’s gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2016, and December 31, 2015, respectively.

	September 30, 2016
Assets
Futures Contracts
Commodity	$345,212
Equity	81,768
Interest Rates	115,550

Total unrealized appreciation on open futures contracts	542,530

Liabilities
Futures Contracts
Commodity	(153,286)
Equity	(65,105)
Interest Rates	(26,095)

Total unrealized depreciation on open futures contracts	(244,486)

Net unrealized appreciation on open futures contracts	$298,044	*

Assets
Forward Contracts
Commodity	$138,047
Currencies	512,632

Total unrealized appreciation on open forward contracts	650,679

Liabilities
Forward Contracts
Commodity	(120,444)
Currencies	(573,125)

Total unrealized depreciation on open forward contracts	(693,569)

Net unrealized depreciation on open forward contracts	$(42,890)	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Charter Campbell L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Commodity	$175,711
Equity	26,772
Interest Rates	67,408

Total unrealized appreciation on open futures contracts	269,891

Liabilities
Futures Contracts
Commodity	(351,218)
Equity	(40,237)
Interest Rates	(69,375)

Total unrealized depreciation on open futures contracts	(460,830)

Net unrealized depreciation on open futures contracts	$(190,939)	*

Assets
Forward Contracts
Commodity	$26,107
Currencies	1,238,301

Total unrealized appreciation on open forward contracts	1,264,408

Liabilities
Forward Contracts
Commodity	(135,773)
Currencies	(1,186,452)

Total unrealized depreciation on open forward contracts	(1,322,225)

Net unrealized depreciation on open forward contracts	$(57,817)	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Charter Campbell L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2016		2015		2016		2015
Commodity	$(192,927)		$915,609		$(1,163,855)		$(665,555)
Equity	259,761		(275,220)		(261,108)		111,624
Currencies	(320,888)		492,855		(455,185)		879,754
Interest Rates	(328,069)		(106,853)		969,313		(324,746)

Total	$(582,123)	*	$1,026,391	*	$(910,835)	*	$1,077	*

*         This amount is in “Total trading results” in the Statements of Income and Expenses.

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$542,530	$542,530	$-	$-
Forwards	650,679	138,047	512,632	-

Total assets	$1,193,209	$680,577	$512,632	$-

Liabilities
Futures	$244,486	$244,486	$-	$-
Forwards	693,569	120,444	573,125	-

Total liabilities	$938,055	$364,930	$573,125	$-

Morgan Stanley Smith Barney Charter Campbell L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$15,498,983	$-	$15,498,983	$-
Futures	269,891	269,891	-	-
Forwards	1,264,408	26,108	1,238,300	-

Total assets	$17,033,282	$295,999	$16,737,283	$-

Liabilities
Futures	$460,830	$460,830	$-	$-
Forwards	1,322,225	135,773	1,186,452	-

Total liabilities	$1,783,055	$596,603	$1,186,452	$-

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are (i) its equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, and investment in U.S. Treasury bills at fair value, if applicable, (ii) cash at bank and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income and redemptions of Units.

For the nine months ended September 30, 2016, the Partnership capital decreased 20.7% from $21,675,111 to $17,191,608. This decrease was attributable to redemptions of 236,896.223 limited partners Units totaling $2,734,471 and redemptions of 3,035.559 General Partner Units totaling $35,183, coupled with a net loss of $1,713,849. Future redemptions can impact the amount of funds available for investments in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses. The General Partner estimates that, at any given time, approximately 20.7% to 43.2% of the Partnership’s contracts are traded over-the-counter.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

During the Partnership’s third quarter of 2016, the net asset value per Unit decreased 4.6% from $11.59 to $11.06 as compared to an increase of 3.1% during the third quarter of 2015. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2016 of $582,123. Losses were primarily attributable to the Partnership’s trading in commodity, currencies and interest rates sectors, and were partially offset by gains in the equity sector. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $1,026,391. Gains were primarily attributable to the Partnership’s trading in commodity and currencies sectors and were partially offset by losses in the equity and interest rates sectors.

The most significant losses were incurred within the global interest rate sector during August from long positions in U.S. fixed income futures as prices declined as U.S. Federal Reserve (“Fed”) Chair Janet Yellen’s hawkish comments on U.S. monetary policy bolstered speculation that the central bank could raise interest rates in the coming months. Additional losses in this sector were recorded from long global fixed income futures positions as uncertainty and nervousness over central bank interest rate decisions drove prices lower during the first half of September. In the currency sector, losses were recorded during the third quarter from short positions in the euro versus the U.S. dollar as the relative value of the euro rebounded after concern regarding the U.K. referendum vote to leave the E.U. subsided and the relative value of the dollar decreased during late September following the Fed meeting decision not to tighten monetary policy. Within the energy complex, losses were incurred during August and September from short positions in crude oil and its related products as prices increased after reports surfaced and were confirmed that the Organization of the Petroleum Exporting Countries (“OPEC”) would curtail oil production. Losses within the metals complex were experienced primarily during August from long positions in precious metals futures as prices moved lower due to weakening investor demand. The Partnership’s losses for the quarter were partially offset by gains achieved within the global stock index sector during July as prices rose after investors looked past geopolitical concerns and focused on better-than-expected economic fundamental data. Within the agricultural markets, gains were experienced during August from short positions in wheat and corn futures as prices moved lower as positive weather conditions in the world’s grain growing regions added to a global supply glut. Additional gains were achieved in the agriculturals during September from long positions in sugar futures as prices moved higher due to unfavorable growing conditions threatening crop yields in Brazil and India, the world’s largest sugar cane growers.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit decreased 8.4% from $12.08 to $11.06 as compared to a decrease of 4.4% during the nine months ended September 30, 2015. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2016 of $910,835. Losses were primarily attributable to the Partnership’s trading in commodity, equity and currencies sectors, and were partially offset by gains in the interest rates sector. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $1,077. Gains were primarily attributable to the Partnership’s trading in equity and currencies sectors and were partially offset by losses in the commodity and interest rates sectors.

The most significant losses were incurred within the energy complex during March and May from short positions in crude oil and its related products as prices rallied as U.S. crude production continued to decline. Additional losses in this complex were experienced during April and June from short positions in natural gas futures as prices increased after warmer-than-expected weather in the U.S. spurred speculation of a tightening market. Further losses in the energies were incurred during August and September from short positions crude oil and its related products. In the currency sector, losses were recorded during February from short positions in the Canadian dollar, New Zealand dollar, and Japanese yen as the relative value of the U.S. dollar weakened amid concern of growing vulnerability of the U.S. economy. During April, losses in currencies were recorded from short positions in the British pound versus the U.S. dollar after the pound strengthened as fears the United Kingdom might vote to exit the E.U. began to prematurely subside. During May, losses were incurred from short U.S. dollar positions against a variety of currencies after the dollar steadily strengthened. During June, losses were recorded in the currency markets from positioning in the euro due to choppy price action leading up to and after the decision of the U.K. to leave the E.U. During August losses in this sector were experienced from short positions in the euro versus the U.S. dollar. Within the metals complex, losses were incurred during January and February from short precious metals positions as prices increased as uncertainty in Chinese financial markets, plunging oil prices, and signs of softening U.S. economic growth all bolstered the safe haven appeal of the metals. Additional losses in this sector were recorded during February and March from short base metals futures positions as prices rose due to a decrease in the value of the U.S. dollar and optimism that demand would improve after the Chinese government signaled increased support for economic stimulus. Further losses within the metals were incurred during May and August from long positions in precious metals futures positions as prices declined. Within the global stock indices, losses were experienced during January from long positions amid a steep sell-off in equities as global growth concerns persisted to start the New Year. During April, further losses were incurred from short global equity index futures positions as prices moved higher as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. Additional losses in this sector were recorded during June from global equity index futures positions as priced moved lower and September as prices fluctuated amid speculation surrounding global central bank activity and its consequential effects on the marketplace. In the agricultural markets, losses were recorded during January from short corn futures positions as prices rose after a strong U.S. export sales report and adverse weather conditions in Brazil. Additional losses in this sector were incurred during March from short wheat and soybean futures positions. Further losses in these markets were incurred during the first half of the April from long sugar futures positions, and during May from long futures positions in cocoa. The Partnership’s losses for the first nine months of the year were partially offset by gains achieved within the global interest rates sector during January and February primarily from long European bond futures positions as prices increased following dovish comments released by the European Central Bank and a flight-to-quality due to global growth concerns. Further gains from long European bond futures positions were recorded during May. In June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the E.U. increased demand for the relative “safety” of government debt.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended September 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of September 30, 2016, the Partnership’s total capitalization was $17,191,608.

		September 30, 2016	Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,418,125	8.25%	$1,528,596	$516,650	$1,008,475
Interest Rates	360,837	2.10	664,699	360,837	493,075
Equity	882,160	5.13	1,285,818	398,504	895,188
Commodity	778,336	4.53	1,094,593	765,390	916,957

Total	$3,439,458	20.01%

* Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $21,675,111.

		December 31, 2015	Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,652,839	7.63%	$2,130,340	$-	$1,126,511
Interest Rates	444,671	2.05	1,135,061	122,032	527,396
Equity	446,828	2.06	1,693,336	222,168	713,433
Commodity	1,491,300	6.88	1,593,779	448,702	988,115

Total	$4,035,638	18.62%

* Average of daily Values at Risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such actions.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of the Units terminated on December 1, 2008.

The following chart sets forth the purchases of Units by the Partnership.

(d) Maximum Number
			(c) Total Number	(or Approximate
			of Units	Dollar Value) of
			Purchased as Part	Units that May
		(b) Average	of Publicly	Yet Be Purchased
	(a) Total Number	Price Paid per	Announced	Under the
Period	of Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2016 - July 31, 2016	20,426.318	$ 12.02	N/A	N/A
August 1, 2016 - August 31, 2016	14,966.658	11.44	N/A	N/A
September 1, 2016 - September 30, 2016	33,727.753	11.06	N/A	N/A
	69,120.729	$ 11.43

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016